Form 10QSB
period 1994-03-31
DOVER INVESTMENTS CORP
filed 1994-05-09
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                                       Washington, DC  20549

                                            FORM 10-QSB

      (Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities and Exchange
						Act of 1934


For the quarterly period ended  March 31, 1994


      Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from               to


Commission file number     1-8631


   Dover Investments Corporation
        (Exact Name of Small Business Issuer as Specified in Its Charter)


   Delaware                                        94-1712121
(State or Other Jurisdiction                               (I.R.S. Employer
 of Incorporation or Organization)                        Identification No.)


   350 California Street, Suite 1650, San Francisco, CA  94104
                (Address of Principal Executive Offices)


   (415) 951-0200
                (Issuer's Telephone Number, Including Area Code)



(Former Name, Former Address, Former Fiscal Year, if Changed Since Last Report)

      Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

   Yes     X      No

                               APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 1994, were as follows:

      Class A Common Stock, $.01 par value      797,871 Shares of Common Stock

      Class B Common Stock, $.01 par value      329,489 Shares of Common Stock

                     THIS REPORT CONSISTS OF  13  SEQUENTIALLY NUMBERED PAGES.
                           DOVER INVESTMENTS CORPORATION
                                       INDEX


                                                                          Page
                                                                          Number
PART I.      FINANCIAL INFORMATION

Item 1.

      Financial Statements

      Consolidated Unaudited Balance Sheets
      as of March 31, 1994 and December 31, 1993............... 3

      Consolidated Unaudited Statements of Operations
      for the Three Months Ended March 31, 1994 and 1993....... 4

      Consolidated Unaudited Statement of Stockholders'
      Equity for the Three Months Ended March 31, 1994......... 5

      Consolidated Unaudited Statements of Cash Flows
      for the Three Months Ended March 31, 1994 and 1993....... 6

      Notes to Consolidated Unaudited Financial Statements..... 7

Item 2.

      Management's Discussion and Analysis of Financial
      Condition and Results of Operation.......................10

PART II.     OTHER INFORMATION ................................12

SIGNATURES ....................................................13





















                              DOVER INVESTMENTS CORPORATION
                                    AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                          March 31, 1994 and December 31, 1993

                           (in thousands except share amounts)


                                                      UNAUDITED
ASSETS                                                 03-31-94     12-31-93

Cash                                                    $   562      $ 1,667
Restricted Cash                                             283          516
Securities Purchased under
  Agreement to Resell                                     2,500        2,500
Homes Held for Sale                                       1,410        1,409
Property Held for Development                            22,472       19,871
Other Assets                                                478        1,595

TOTAL ASSETS                                             27,705       27,558

LIABILITIES AND STOCKHOLDERS' EQUITY

Income Taxes Payable                                        230          242
Accrued Interest and Other Liabilities                    3,687        4,127
Notes Payable                                            12,005       11,342

TOTAL LIABILITIES                                        15,922       15,711

STOCKHOLDERS' EQUITY

  Class A Common Stock par value, $.01
    per share--Authorized 2,000,000 shares;
    issued 797,871 at 3/31/94 and
    793,914 at 12/31/93                                       8            8
  Class B Common Stock par value, $.01
    per share--Authorized 1,000,000 shares;
    issued 329,489 at 3/31/94 and
    333,441 at 12/31/93                                       3            3
  Additional paid-in capital                             11,478       11,478
  Retained Earnings                                         294          358

TOTAL STOCKHOLDERS' EQUITY                               11,783       11,847

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $27,705      $27,558






        See accompanying notes to Consolidated Unaudited Financial Statements.

                                   DOVER INVESTMENTS CORPORATION
                                         AND SUBSIDIARIES

                          CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

                                (in thousands except share amounts)



                                                        Three Months Ended
                                                             March 31,
  		 																										                          1994        1993

Home Sales                                            $    379    $     -
Cost of Sales                                             (275)         -

   Gross Profit                                            104          -

Selling Expenses                                           (79)         (9)
General and Administrative
 Expenses                                                 (133)       (155)

    Total Expenses                                        (212)       (164)

Other Income
   Interest                                                 26          -
   Other                                                    22           1

   Total Other Income                                       48           1

Loss before Taxes                                          (60)       (163)
Provision for Taxes                                         (4)         -

Net Los                                               $    (64)  $    (163)

Net Loss Per Share                                    $  (0.06)  $   (0.14)

















      See accompanying notes to Consolidated Unaudited Financial Statements.





                             DOVER INVESTMENTS CORPORATION

           CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                       For the Three Months Ended March 31, 1994

                                    (in thousands)



                                                     Additional
                                    Common  Stock      Paid-In     Retained
                                   Class A  Class B    Capital     Earnings     Total

Balance at January 1, 1994       $  8       $  3       $11,478     $   358      $11,847

  Net Loss for Quarter           $  -         -            -           (64)         (64)

Balance at March 31, 1994        $  8       $  3       $11,478     $   294      $11,783
























       See accompanying notes to Consolidated Unaudited Financial Statements.



                                   DOVER INVESTMENTS CORPORATION
                                         AND SUBSIDIARIES

                          CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                        For the Three Months ended March 31, 1994 and 1993

                                          (in thousands)



                                                  Three Months Ended March 31,
                                                       1994           1993
Increase (Decrease) in Cash
Cash Flows from Operating Activities:
      Net Loss                                         $   (64)       $  (163)
      Reconciliation of Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
        Changes in Assets and Liabilities:
          Restricted Cash                                  233            114
            Property Held for Development               (2,602)          (310)
            Homes Held for Sale                             (1)        (1,330)
            Other Assets                                 1,117            (94)
            Income Taxes Payable                           (12)           -
            Accrued Interest and Other
             Liabilities, Net                             (439)           (28)

              Net Cash Used in Operating Activities:    (1,768)        (1,811)

Cash Flows from Financing Activities:
     Proceeds from Notes Payable                           663          1,000

Net Decrease in Cash                                    (1,105)          (811)

Cash at Beginning of Period                              1,667          1,362

Cash at End of Period                                  $   562        $   551
















        See accompanying notes to Consolidated Unaudited Financial Statements.

                                 DOVER INVESTMENTS CORPORATION
                                       AND SUBSIDIARIES

                     Notes to Consolidated Unaudited Financial Statements

                                        March 31, 1994



1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of March 31, 1994, and December 31, 1993, the related consolidated statements of operations for the three month periods ended March 31, 1994, and 1993, the consolidated statement of stockholders' equity for the three months ended March 31, 1994, and the consolidated statements of cash flows for the three month periods ended March 31, 1994 and 1993, reflect all adjustments (consisting of normal recurring accruals and elimination of significant intercompany transactions and balances) necessary for a fair presentation of Dover Investments Corporation ("Dover") and its wholly-owned subsidiaries (collectively with Dover, the "Company").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1993 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the quarter ended March 31, 1994, are not necessarily indicative of the results which may be expected for the entire year.

Prior year financial statements have been reclassified to conform to current year presentation.


2.    ORGANIZATION AND ACCOUNTING POLICIES

In connection with the Company's change of business focus from a savings and loan holding company to a builder of single family homes, the Company, with the approval of its Board of Directors, adopted a quasi-reorganization effective January 1, 1993. The quasi-reorganization, which did not require the approval of the Company's stockholders, resulted in the elimination of the accumulated deficit of $16,017,000, the cancellation of the treasury stock having a cost of $14,526,000, a decrease in additional paid-in capital of $30,512,000, a decrease in Class A Common Stock of $25,000, and a decrease in Class B Common Stock of $6,000, but did not result in any adjustments to the value of assets or liabilities. As part of the plan, 2,479,929 Class A and 594,029 Class B Common Shares held by the Company as treasury shares were cancelled.

The Board of Directors and the stockholders approved a 1-for-10 reverse stock split of all shares of the Company's Class A Common Stock and Class B Common Stock outstanding as of the close of business on May 17, 1993. Each share of Class A Common Stock outstanding on May 17, 1993, was converted into one-tenth of a share of Class A Common Stock, and each share of Class B Common Stock was converted into one-tenth of a share of Class B Common Stock. The Company paid each stockholder who would have received a fraction of a share cash equal to the average of the bid and ask prices of a share of the Class
A Common Stock or Class B Common Stock, as applicable, on the OTC Bulletin Board at the close of business on May 17, 1993, multiplied by the number of shares resulting in the fractional interest.

On May 19, 1993, Homestead Financial Corporation changed its name to "Dover Investments Corporation". The name change was approved by the stockholders of the Company at the 1993 Annual Meeting of Stockholders and became effective upon the filing of a Certificate of Amendment of the Certificate of Incorporation of the Company in Delaware on May 19, 1993.

The symbols for the Class A Common Stock and the Class B Common Stock have been changed to "DOVR-A" and "DOVR-B", respectively, reflecting the name change.


3.    NET LOSS PER SHARE

Net loss per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B, adjusted for the 1-for-10 reverse stock split. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute net income per share was 1,127,360 at March 31, 1994, and 1,127,362 at March 31, 1993, adjusted for the 1-for-10 reverse stock split.


4.    CONTINGENCIES

The Company was the parent company of Homestead Savings, A Federal Savings and Loan Association (the "Association"), until August 1991, at which time the Company's voting interest in the Association was reduced to 20.7% of the total shares eligible to vote. The Association was placed in receivership on October 30, 1992, with the Resolution Trust Corporation (the "RTC") appointed receiver. The Company, as the parent company of a group of affiliated corporations filing consolidated federal income tax returns, is contingently liable for any tax assessments arising with respect to the Association from such returns filed for tax years through August 6, 1991.

The Internal Revenue Service has examined the Company's consolidated federal income tax returns through 1990 and subsequent to March 31, 1994, issued reports for the years 1985 to 1990. The reports reflect no adjustments that would have a material adverse effect on the Company. The report for the years 1985, 1986, 1988 and 1989 still require the approval of the Joint Congressional Committee on Taxation. The Company intends to file a protest with respect to the report issued for the years 1987 and 1990. Any additional income taxes and interest proposed by the reports would be allocable to the Association under the Company's tax allocation procedures. In addition, notices of proposed assessments totaling $2,600,000 have been received for state income taxes which would be allocable to the Association under the Company's income tax allocation procedures. The placing of the Association in receivership raises substantial doubt about the Company's ability to collect from the Association all payments of tax and interest that the Company may make with respect to the proposed assessments. The consolidated financial statements do not include provision for all liabilities that may arise from these tax uncertainties.

The Company has filed a claim with the RTC for approximately $3,169,000 for receivables due from the Association for taxes and interest and amounts due to GMC and HISI. The claim also covered unspecified amounts that may arise from assessments of additional taxes, penalties, and related interest. In February 1994, the RTC advised the Company that it denied part of the claim. The Company filed a complaint in federal district court against the RTC to contest this disallowance and is unable to determine at this time the ultimate resolution of the claim.

Since the Company was the parent company of the Association, it is possible that the RTC may make claims against the Company for services rendered by the Association in previous years for the maintenance of accounting records for the Company, losses incurred by the Association in connection with the Company's acquisition of the Marina Vista property in San Leandro, California, and certain stock issuance expenses incurred by the Association in the exchange of certain debt for its voting preferred stock in August, 1991. The Company has not recorded a liability for any of these potential claims as it does not believe any of them are valid.

The Company has an agreement to indemnify its directors and officers who formerly served as directors and/or officers of the Association and its subsidiaries. If the RTC asserts claims against the former officers and directors of the Association, the Company may have a potential liability under the indemnity agreement. The Company maintained a directors and officers liability insurance policy to cover such potential liabilities. The Company cannot estimate at this time its liability under the indemnity agreement nor can it estimate the extent of its insurance coverage with respect to such potential claims.




















MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND           PART I
RESULTS OF OPERATIONS                                                   ITEM 2



LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1994, the Company's investment in property held for development and homes held for sale increased by $2,744,000 from its carrying value at December 31, 1993. This increase resulted in part (approximately $1,100,000) from the capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and in part from the Company's investment in a joint venture (approximately $1,100,000 as a secured loan to the venture and $550,000 as a direct investment in the venture) to develop a 160 lot subdivision in Tracy, California (the "Tracy Joint Venture"). At March 31, 1994, the Marina Vista property has 97 substantially "finished" lots of which four lots have model homes, six lots are retained as part of the sales complex, thirty lots (Release I and II) have houses which have been built out, sold and closed, fourteen lots (Release III) have houses which are substantially complete (10 have been sold and should close in April and May), twenty two lots (Release
IV) have homes upon which construction has just commenced (seven are presold), and twenty one lots (Release V) are held for future construction. In addition, the Marina Vista property has land for an additional 152 lots. At March 31, 1994, the Tracy Joint Venture is working to complete the final engineering on this property which will enhance the eventual development or sale of the property.

During the three months ended March 31, 1994, the Company's primary liquidity need was to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves, construction financing secured by the Release III homes under construction, and from revenues from home sales. The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales and from construction financing when deemed appropriate. The Company believes that it has sufficient cash available to complete the development and construction of the Marina Vista property and to make its required contributions to the Tracy Joint Venture.

The Company is the obligor on a $10,000,000 promissory note carried back by the seller of the Marina Vista property. The note requires principal payments of $2,500,000 by September 29, 1994; September 29, 1995; and September 29, 1996. The balance of unpaid principal is payable March 29, 1997. At March 31, 1994, the Company's outstanding construction borrowings range in amounts from $100,000 to $1,104,523. The loans are secured by 16 lots currently under development and have maturity dates beginning October 16, 1994 through December 2, 1994. The Company also has previously obtained an $800,000 loan secured by the four model homes. The loans on the model homes mature on July 1, 1995. The interest rates on the construction and model homes range between 7.5 and 11 percent.



RESULTS OF OPERATIONS

For the quarter ended March 31, 1994, the Company had a net loss of $64,000, compared to a net loss of $163,000 for the same period in 1993. The net loss for the quarter resulted primarily from the Company having only one completed home sale and thus insufficient revenue to cover general and administrative expenses. In the first quarter of 1993, there were no home sales.

The interest income of $26,000 in the first quarter of 1994 was attributable to the Company investing its funds in overnight investments which are collateralized by mortgage-backed certificates and are held on behalf of the Company by the dealers who arranged the transaction. At March 31, 1994, such overnight investments with a weighted average interest rate of 3.288% and a market value of the underlying collateral of $2,562,269, totaled $2,500,000.

General and administrative expenses decreased from $154,000 for the first quarter of 1993 to $133,000 for the 1994 period because of decreased expenses related to salaries and other administrative expenses.





































                                                             PART II
                                                             OTHER INFORMATION

Item 1.     LEGAL PROCEDURES

            Information required by this item is incorporated by reference to footnote 4 to the notes to the Consolidated Unaudited Financial Statements included herein and to Item 3 of the Annual Report on Form 10-KSB for the year ended December 31, 1993 of the Company. Ther have been no material developments since the filing of such report.

Item 2.     CHANGES IN SECURITIES

            None

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

Item 5.     OTHER INFORMATION

            The Company's Class A Common Stock and Class B Common Stock are traded on the National Quotation Bureau pink sheets and on the NASD OTC Bulletin Board under the symbols DOVR-A and DOVR-B.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            A.     Exhibits
            Incorporated by reference to Item 13 of the Annual Report on Form
            10-KSB for the year ended December 31, 1993 of the Company.
												B.	  		Reports on Form 8-K
            None
































                                          SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DOVER INVESTMENTS CORPORATION


Date:  May 9, 1994                       By:  /s/Lawrence Weissberg
                                                 Lawrence Weissberg
                                              Chairman of the Board, President
                                              and Chief Executive Officer