Form 10QSB
period 1994-06-30
DOVER INVESTMENTS CORP
filed 1994-08-09
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                                       Washington, DC  20549

                                            FORM 10-QSB

      (Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
						of 1934

For the quarterly period ended  June 30, 1994


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


(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

      Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

   Yes     X      No

                               APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 1994, were as follows:

      Class A Common Stock, $.01 par value       797,871 Shares of Common Stock

      Class B Common Stock, $.01 par value       329,489 Shares of Common Stock


                         Transitional Small Business Disclosure Statement
                                    Yes            No    X
                     THIS REPORT CONSISTS OF  13  SEQUENTIALLY NUMBERED PAGES.

                           DOVER INVESTMENTS CORPORATION
                                       INDEX

                                                           Page
                                                           Number
PART I.      FINANCIAL INFORMATION

Item 1.

      Financial Statements

      Consolidated Balance Sheets
      as of June 30, 1994 and December 31, 1993................ 3

      Consolidated Statements of Operations
      for the Six Months Ended June 30, 1994 and 1993.......... 4

      Consolidated Statement of Stockholders'
      Equity for the Six Months Ended June 30, 1994............ 5

      Consolidated Statements of Cash Flows
      for the Six Months Ended June 30, 1994 and 1993.......... 6

      Notes to Consolidated Financial Statements............... 7

Item 2.

      Management's Discussion and Analysis of Financial
      Condition and Results of Operation.......................10

PART II.     OTHER INFORMATION ................................12

SIGNATURES .....,,,............................................13





















                              DOVER INVESTMENTS CORPORATION
                                    AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                           June 30, 1994 and December 31, 1993

                           (in thousands except share amounts)



ASSETS                                               06-30-94       12-31-93

  Cash                                                  $   569      $ 1,667
  Restricted Cash                                           285          516
  Securities Purchased under
    Agreement to Resell                                   2,200        2,500
  Cash and Securities Held in
    Trust Account                                         2,431          -
  Homes Held for Sale                                     1,412        1,409
  Property Held for Development                          22,040       19,871
  Other Assets                                              507        1,595

TOTAL ASSETS                                            $29,444      $27,558

LIABILITIES AND STOCKHOLDERS' EQUITY

  Income Taxes Payable                                  $   186      $   242
  Accrued Interest and Other Liabilities                  3,370        4,127
  Notes Payable                                          10,900       11,342

TOTAL LIABILITIES                                        14,456       15,711

LIABILITIES AND STOCKHOLDERS' EQUITY

  Class A Common Stock par value, $.01
    per share--Authorized 2,000,000 shares;
    issued 797,871 at 6/30/94 and
    793,914 at 12/31/93                                       8            8
  Class B Common Stock par value, $.01
    per share--Authorized 1,000,000 shares;
    issued 329,489 at 6/30/94 and
    333,441 at 12/31/93                                       3            3
  Additional paid-in capital                             14,347       11,478
  Retained Earnings                                         630          358

TOTAL STOCKHOLDERS' EQUITY                               14,988       11,847

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $29,444      $27,558




              See accompanying notes to Consolidated Financial Statements.

                                   DOVER INVESTMENTS CORPORATION
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                (in thousands except share amounts)



                                Quarters Ended            Six Months Ended
                                   June 30,                   June 30,
                                1994      1993            1994       1993

Home Sales                    $  3,906   $    278       $  4,285   $    278
Cost of Sales                   (2,942)      (217)        (3,217)      (217)

   Gross Profit                    964         61          1,068         61

Selling Expenses                  (333)       (33)          (412)       (42)
General and Administrative
 Expenses                         (253)      (259)          (386)      (413)

                                  (586)      (292)          (798)      (455)

   Operating Profit (Loss)         378       (231)           270       (394)

Other Income
   Interest                        140          1            166          -
   Other                             -          -             22          1

   Total Other Income              140          1            188          1


Income (Loss) before Taxes         518       (230)           458       (393)
Provision for Taxes               (182)        (2)          (186)        (2)

Net Income (Loss)             $    336   $   (232)      $    272   $   (395)

Net Income (Loss) Per Share   $   0.30   $  (0.20)      $   0.24   $  (0.35)














                   See accompanying notes to Consolidated Financial Statements.





                                   DOVER INVESTMENTS CORPORATION

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                              For the Six Months Ended June 30, 1994

                                          (in thousands)



                                                     Additional
                                    Common  Stock      Paid-In     Retained
                                   Class A  Class B    Capital     Earnings     Total

Balance at January 1, 1994       $  8       $  3       $11,478     $   358      $11,847

  Additions to Paid-In Capital   $  -         -          2,869         -          2,869

  Net Income                     $  -         -            -           272          272

Balance at June 30, 1994         $  8       $  3       $14,347     $   630      $14,988

























                   See accompanying notes to Consolidated Financial Statements.


                                   DOVER INVESTMENTS CORPORATION
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the Six Months ended June 30, 1994 and 1993

                                          (in thousands)



                                                      Six Months Ended June 30,
                                                         1994           1993
Increase (Decrease) in Cash
Cash Flows from Operating Activities:
      Net Income (Loss)                                  $   272        $  (395)
      Reconciliation of Net Income (Loss) to Net Cash
      Used in Operating Activities:
        Changes in Assets and Liabilities:
          Restricted Cash                                    231            544
            Property Held for Development                 (2,169)        (2,481)
            Homes Held for Sale                               (3)        (1,387)
            Other Assets                                   1,088           (162)
            Income Taxes Payable                             (56)           -
            Accrued Interest and Other
             Liabilities, Net                              2,112            863

              Net Cash Used in Operating Activities:       1,475         (3,018)

Cash Flows from Investment Activities:
      Securities Sold under Agreement
       to Resell                                            300            -
      Cash and Securities Held in Trust Account          (2,431)           -

Cash Flows from Financing Activities:
      Proceeds from (Repayment of) Notes Payable           (442)          2,917

Net Decrease in Cash                                     (1,098)           (101)

Cash at Beginning of Period                               1,667           1,362

Cash at End of Period                                   $   569         $ 1,261










                   See accompanying notes to Consolidated Financial Statements.

                                 DOVER INVESTMENTS CORPORATION
                                       AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements

                                         June 30, 1994



1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of June 30, 1994, and December 31, 1993, the related consolidated statements of operations for the three and six month periods ended June 30, 1994 and 1993, and the consolidated statements of stockholders' equity and cash flows for the six month periods ended June 30, 1994 and 1993, reflect all adjustments (consisting of normal recurring accruals and elimination of significant intercompany transactions and balances) necessary for a fair presentation of Dover Investments Corporation ("Dover") and its wholly-owned subsidiaries (collectively with Dover, the "Company").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1993 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the quarter ended June 30, 1994, are not necessarily indicative of the results which may be expected for the entire year.

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

The symbols for the Class A Common Stock and the Class B Common Stock are "DOVR-A" and "DOVR-B", respectively.



3.    NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute net income per share was 1,127,360 at June 30, 1994, and 1,127,376 at June 30, 1993.


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

The Internal Revenue Service (the "IRS") has examined the Company's consolidated federal tax returns for the years 1985 through 1990 and issued reports for each of the years. The Company has been advised that the reports for 1985, 1986, 1988 and 1989 have been favorably settled with no payment by the Company. Additionally, all settlements for these years have been approved by the Joint Congressional Committee on Taxation. Therefore, the Company has been relieved of all tax liability for the Association for these years, including, but not limited to, the $8,600,000 previously reported.

The Company has filed a protest with respect to the report issued for the tax years 1987 and 1990. It should be noted, however, that these years, 1987 and 1990, do not contain any tax liability which would have a material adverse effect on the Company.

In February 1993 the Company filed a claim with the RTC in Federal District Court for approximately $3,169,000 for receivables due from the Association for taxes and interest due to the Franchise Tax Board (the "FTB"). Notices of proposed assessments totaling $2,600,000 have been received for state income taxes which are allocable to the Association under the Company's income tax allocation procedures.

Our claim against the RTC for taxes and other reimbursements is currently under settlement negotiations between our attorneys and the attorneys for the RTC. The Company has received approximately $2,400,000 from the RTC which has been placed in a trust account which will be disbursed upon settlement of our claim. Upon final settlement, these monies will be disbursed in accordance with the agreement of the parties. We believe that this matter will be amicably settled in the near future. We have been informed that the RTC and the FTB are directly negotiating a resolution of the Association's state income tax liability.


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

The Company has an agreement to indemnify its directors and officers who formerly served as directors and/or officers of the Association and its subsidiaries. If the RTC asserts claims against the former officers and directors of the Association, the Company may have a potential liability under the indemnity agreement. The Company maintained a directors and officers liability insurance policy to cover such potential liabilities. The Company cannot estimate at this time its liability, if any, under the indemnity agreement nor can it estimate the extent of its insurance coverage with respect to such potential claims.




































MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND           PART I
RESULTS OF OPERATIONS                                                   ITEM 2



LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1994, the Company's investment in property held for development and homes held for sale increased by $2,172,000 from its carrying value at December 31, 1993. This increase resulted in part (approximately $635,000) from the capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and in part from the Company's investment in a joint venture (approximately $1,100,000 as a secured loan to the venture and $437,000 as a direct investment in the venture) to develop a 160 lot subdivision in Tracy, California (the "Tracy Joint Venture"). At June 30, 1994, the Marina Vista property has 97 substantially "finished" lots of which four lots have model homes, six lots are retained as part of the sales complex, thirty lots (Releases I and II) have houses which have been built out, sold and closed, fourteen lots (Release III) have houses which are complete (12 have been sold and closed), twenty two lots (Release IV) have homes upon which construction has commenced (seven are presold), and twenty one lots (Release V) are held for future construction. In addition, the Marina Vista property has land for an additional 152 lots. At June 30, 1994, the Tracy Joint Venture is working to complete the final engineering on this property which will enhance the eventual development or sale of the property.

During the six months ended June 30, 1994, the Company's primary liquidity need was to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves and from revenues from home sales. The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales and from construction financing when deemed appropriate. The Company believes that it will have sufficient cash available to complete the development and construction of the Marina Vista property, has the ability to pay off the debt discussed below when it becomes due, and make its required contributions to the Tracy Joint Venture.

The Company is the obligor on a $10,000,000 promissory note carried back by the seller of the Marina Vista property. The note requires principal payments of $2,500,000 by September 29, 1994; September 29, 1995; and September 29, 1996. The balance of unpaid principal is payable March 29, 1997. At June 30, 1994, the Company has outstanding construction borrowing of $100,000 with a maturity date of December 2, 1994. The Company also has previously obtained an $800,000 loan secured by the four model homes. The loans on the model homes mature on July 1, 1995. The interest rates on the construction loan and model homes range between 11 and 12 percent.







RESULTS OF OPERATIONS

For the quarter ended June 30, 1994, the Company had a net income of $336,000, compared to a net loss of $232,000 for the same period in 1993. For the six months ended June 30, 1994, net income was $272,000, compared to a net loss of $395,000 for the same period in 1993. The net income for the quarter and the first six months of 1994 resulted primarily from home sales on the Marina Vista property and interest income.

The increase in additional paid-in capital in the six months ended June 30, 1994, was a result of the recovery of the $2,700,000 advanced to the IRS by the Company on behalf of the Association, together with $169,000 in accrued interest. The increase is related to the period prior to the quasi-reorganization.

The interest income of $140,000 in the second quarter of 1994 was attributable to two sources. The $111,000 was received from the IRS relative to the $2,700,000 refund and $29,000 was attributable to the Company investing its funds in overnight investments which are collateralized by mortgage-backed certificates and are held on behalf of the Company by the dealers who arranged the transaction. At June 30, 1994, such overnight investments with a weighted average interest rate of 3.85% and a market value of the underlying collateral of $2,262,208, totaled $2,200,000.

For the quarter and six months ended June 30, 1994, general and administrative expenses decreased $6,000 and $27,000, respectively, from those expenses incurred in the same period in 1993. The decrease resulted from reductions in salary and administrative expenses. At June 30, 1994, the cost of sales increased by $3,000,000, compared to the same period in 1993. The increase resulted from the construction of 40 homes.

























                                                             PART II
                                                             OTHER INFORMATION

Item 1.     LEGAL PROCEDURES

            Information required by this item is incorporated by reference to footnote 4 to the notes to the Consolidated Unaudited Financial Statements included herein and to Item 3 of the Annual Report on Form 10-KSB for the year ended December 31, 1993 of the Company. There have been no material developments since the filing of such report except as to the income tax disclosure described in footnote 4.

Item 2.     CHANGES IN SECURITIES

            None

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 16, 1994, the Company held its annual meeting of stockholders for the purpose of electing directors and ratifying the appointment of the Company's auditors. All of the Company's nominees were elected directors as follows: Arnold Addison, 558,178 votes for and 4,593 votes withheld; Michael Raddie, 558,718 votes for and 4,003 votes withheld; Larry Freels, 2,914,244 votes for and 4,950 votes withheld; John Gilbert, 2,914,244 votes for and 4,950 votes withheld; Lawrence Weissberg, 2,914,124 votes for and 5,070 votes withheld; and Will C. Wood, 2,914,244 votes for and 4,950 votes withheld. The proposal to ratify the appointment of Grant Thornton as the Company's independent public accountant for the year ended December 31, 1993 was approved with 3,468,637 votes for, 7,400 votes against and 5,883 votes abstaining.

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

                                   DOVER INVESTMENTS CORPORATION


Date:  August 9, 1994              By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer