Form 10QSB
period 1994-09-30
DOVER INVESTMENTS CORP
filed 1994-11-10
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                                       Washington, DC  20549

                                            FORM 10-QSB

      (Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994


      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to


Commission file number     1-8631


   Dover Investments Corporation
        (Exact Name of Small Business Issuer as Specified in Its Charter)


   Delaware                                        94-1712121
(State or Other Jurisdiction                    (I.R.S.Employer
 of Incorporation or Organization)             Identification No.)


   350 California Street, Suite 1650, San Francisco, CA  94104
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

   Yes     X      No

                               APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1994, were as follows:

    Class A Common Stock, $.01 par value      788,961 Shares of Common Stock

    Class B Common Stock, $.01 par value      329,439 Shares of Common Stock


               Transitional Small Business Disclosure Statement
                             Yes            No    X

           THIS REPORT CONSISTS OF  14  SEQUENTIALLY NUMBERED PAGES.



                           DOVER INVESTMENTS CORPORATION
                                       INDEX


                                                           Page
                                                           Number
PART I.      FINANCIAL INFORMATION

Item 1.

      Financial Statements

      Consolidated Balance Sheets
      as of September 30, 1994 and December 31, 1993........... 3

      Consolidated Statements of Operations
      for the Nine Months Ended September 30, 1994 and 1993.... 4

      Consolidated Statement of Stockholders'
      Equity for the Nine Months Ended September 30, 1994...... 5

      Consolidated Statements of Cash Flows
      for the Nine Months Ended September 30, 1994 and 1993.... 6

      Notes to Consolidated Financial Statements............... 7

Item 2.

      Management's Discussion and Analysis of Financial
      Condition and Results of Operation.......................10

PART II.     OTHER INFORMATION ................................12

SIGNATURES ....................................................14





















                              DOVER INVESTMENTS CORPORATION
                                    AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                         September 30, 1994 and December 31, 1993

                           (in thousands except share amounts)



ASSETS                                                 09-30-94     12-31-93

  Cash                                                  $ 2,249     $ 1,667
  Restricted Cash                                           132         516
  Securities Purchased under
    Agreement to Resell                                   1,150       2,500
  Cash and Securities Held in
    Trust Account                                         2,431         -
  Homes Held for Sale                                     1,412       1,409
  Property Held for Development                          22,698      19,871
  Other Assets                                              477       1,595

TOTAL ASSETS                                            $30,549     $27,558

LIABILITIES AND STOCKHOLDERS' EQUITY

  Income Taxes Payable                                  $   228     $   242
  Accrued Interest and Other Liabilities                  3,484       4,127
  Notes Payable                                          12,000      11,342

TOTAL LIABILITIES                                        15,712      15,711

STOCKHOLDERS' EQUITY

  Class A Common Stock par value, $.01
    per share--Authorized 2,000,000 shares;
    issued 788,962 at 9/30/94 and
    793,914 at 12/31/93                                       8           8
  Class B Common Stock par value, $.01
    per share--Authorized 1,000,000 shares;
    issued 329,439 at 9/30/94 and
    333,441 at 12/31/93                                       3           3
  Additional paid-in capital                             14,347      11,478
  Retained Earnings                                         496         358
  Treasury Stock (5000 Shares Class A)                      (17)        -

TOTAL STOCKHOLDERS' EQUITY                               14,837      11,847

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $30,549     $27,558



              See accompanying notes to Consolidated Financial Statements.

                                   DOVER INVESTMENTS CORPORATION
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                (in thousands except share amounts)



                                Quarters Ended           Nine Months Ended
                                 September 30,             September 30,
                                 1994      1993           1994       1993

Home Sales                    $  1,644   $  3,921      $  5,929   $  4,199
Cost of Sales                   (1,270)    (2,900)       (4,487)    (3,117)

   Gross Profit                    374      1,021         1,442      1,082

Selling Expenses                  (182)      (310)         (594)      (352)
General and Administrative
 Expenses                         (156)      (152)         (542)      (563)

                                  (338)      (462)       (1,136)      (915)

   Operating Profit                 36        559           306        167

Other Income
   Interest                         26         20           192         20
   Other                             -        (75)           22        (76)

   Total Other Income (Loss)        26        (55)          214        (56)


Income before Taxes                 62        504           520        111
Provision for Taxes               (196)       (12)         (382)       (14)

Net Income (Loss)             $   (134)  $    492       $   138   $     97

Net Income (Loss) Per Share   $  (0.12)  $   0.44       $  0.12   $   0.09












           See accompanying notes to Consolidated Financial Statements.





                                   DOVER INVESTMENTS CORPORATION

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           For the Nine Months Ended September 30, 1994

                                          (in thousands)



                                                     Additional                 Treasury
                                    Common  Stock      Paid-In    Retained      Stock
                                   Class A  Class B    Capital    Earnings      at Cost     Total

Balance at January 1, 1994       $  8       $  3       $11,478    $   358       $     -     $11,847

  Additions to Paid-In Capital   $  -         -          2,869        -               -       2,869

  Treasury Stock                 $  -         -            -          -              (17)       (17)    138             -       138

  Net Income                     $  -         -            -          138              -        138

Balance at September 30, 1994    $  8       $  3       $14,347    $   496       $    (17)   $14,837

























               See accompanying notes to Consolidated Financial Statements.




                                   DOVER INVESTMENTS CORPORATION
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Nine Months ended September 30, 1994 and 1993

                                          (in thousands)



                                                          Nine Months
                                                      Ended September 30,
                                                      1994            1993
Increase in Cash
Cash Flows from Operating Activities:
     Net Income                                     $   138         $    97
      Reconciliation of Net Income to Net Cash
       (Used in) Provided by Operating Activities:
         Changes in Assets and Liabilities:
           Restricted Cash                              384             583
           Property Held for Development             (2,827)         (1,232)
           Homes Held for Sale                           (3)         (1,387)
           Other Assets                               1,118             (89)
           Income Taxes Payable                         (14)             12
           Accrued Interest and Other
            Liabilities, Net                           (643)          2,272

             Net Cash (Used in) Provided by
               Operating Activities:                 (1,847)            256

Cash Flows from Investment Activities:
     Securities Sold under Agreement
      to Resell                                       1,350             100

     Cash and Securities Held in Trust Account       (2,431)            -
     Additional Paid-In Capital Increased and
      Accrued Interest and Other Liabilities
      Decreased by $2,869 Resulting from the
      Recovery of Taxes and Interest                  2,869             -

Cash Flows from Financing Activities:
     Proceeds from Notes Payable                        658           2,373
     Treasury Stock                                     (17)            -

Net Decrease in Cash                                    582           2,729

Cash at Beginning of Period                           1,667           1,362

Cash at End of Period                               $ 2,249         $ 4,091

           See accompanying notes to Consolidated Financial Statements.

                                 DOVER INVESTMENTS CORPORATION
                                       AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements

                                      September 30, 1994



1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of September 30, 1994, and December 31, 1993, the related consolidated statements of operations for the three and nine month periods ended September 30, 1994 and 1993, and the consolidated statements of stockholders' equity and cash flows for the nine month periods ended September 30, 1994 and 1993, reflect all adjustments (consisting of normal recurring accruals and elimination of significant intercompany transactions and balances) necessary for a fair presentation of Dover Investments Corporation ("Dover") and its wholly-owned subsidiaries (collectively with Dover, the "Company").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1993 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the quarter ended September 30, 1994, are not necessarily indicative of the results which may be expected for the entire year.

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

The symbols for the Class A Common Stock and the Class B Common Stock are "DOVR-A" and "DOVR-B", respectively.



3.    NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute net income per share was 1,118,401 at September 30, 1994, and 1,127,362 at September 30, 1993.


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

The Internal Revenue Service (the "IRS") has examined the Company's consolidated federal tax returns for the years 1985 through 1990 and issued reports for each of the years. The Company has been advised that the reports for 1985, 1986, 1988 and 1989 have been favorably settled with no payment by the Company. Additionally, all settlements for these years have been approved by the Joint Congressional Committee on Taxation. Therefore, the Company has been relieved of all federal tax liability for the Association for these years, including, but not limited to, the $8,600,000 that the IRS had previously claimed for 1986.

The Company has filed a protest with respect to the report issued for the tax years 1987 and 1990. It should be noted, however, that these years, 1987 and 1990, do not contain any tax liability which would have a material adverse effect on the Company.

On February 2, 1993, the Company filed a Proof of Claim with the RTC. This Claim was allowed in part and disallowed in part. On the allowed part of the Claim, the RTC refunded to the Company $1,488,919. This amount, together with $942,126 in tax refunds received from the IRS, is now on deposit in the Company attorney's trust account pending resolution of its claims with the RTC. On April 20, 1994, the Company filed a Complaint in the Federal District Court in San Francisco against the RTC for the disallowed portion of its claim. The unresolved claims with the RTC include $2,600,000 claimed by the State of California, for state income taxes which are allocable to the Association under the Company's income tax allocation procedures. The RTC is attempting to resolve this tax claim directly with the State. The Company's claim against the RTC for taxes and other reimbursements is currently under settlement negotiations. We believe that this will be amicably settled in the near future.




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
































MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND          PART I
RESULTS OF OPERATIONS                                                  ITEM 2



LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1994, the Company's investment in property held for development and homes held for sale increased by $2,830,000 from its carrying value at December 31, 1993. This increase resulted in part (approximately $1,026,000) from the capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and in part from the joint venture (approximately $1,100,000 as a secured loan and $704,000 as a direct investment in the venture) to develop a 160 lot subdivision in Tracy, California (the "Tracy Joint Venture"). At September 30, 1994, the Marina Vista property has 97 substantially "finished" lots of which four lots have model homes, six lots are retained as part of the sales complex, forty four lots (Releases I, II and III) have houses which have been built out, sold and closed, twenty two lots (Release IV) have homes upon which construction has commenced (two sold and closed, of the thirteen which are presold), and twenty one lots (Release V) are held for future construction. In addition, the Marina Vista property has land for an additional 152 lots. At September 30, 1994, the Tracy Joint Venture is working to complete the final engineering on this property which will enhance the eventual development or sale of the property.

During the nine months ended September 30, 1994, the Company's primary liquidity needs were to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves and from revenues from home sales. The Company also obtained construction financing from private sources secured by the homes under construction. The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales and from construction financing when deemed appropriate. The Company believes that it will have sufficient cash available to complete the development and construction of the Marina Vista property, has the ability to pay off the debt discussed below when it becomes due, and make its required contributions to the Tracy Joint Venture.

The Company is the obligor on a $7,500,000 promissory note carried back by the seller of the Marina Vista property. The required principal payment of $2,500,000 was made on September 29, 1994. The note requires principal payments of $2,500,000 by September 29, 1995, and September 29, 1996. The balance of unpaid principal is payable March 29, 1997. At September 30, 1994, the Company has outstanding construction borrowing of $100,000 and $2,500,000 with maturity dates of December 2, 1994, and September 29, 1995. The Company also has previously obtained an $800,000 loan secured by the four model homes. The loans on the model homes mature on July 1, 1995. The interest rates on the construction loan and model homes range between prime plus one and one half percent and 12 percent.



RESULTS OF OPERATIONS

For the quarter ended September 30, 1994, the Company had a net loss of $134,000, compared to a net income of $492,000 for the same period in 1993. For the nine months ended September 30, 1994, net income was $138,000, compared to a net income of $97,000 for the same period in 1993. The net income for the first nine months of 1994 resulted primarily from home sales on the Marina Vista property and interest income.

The increase in additional paid-in capital in the nine months ended September 30, 1994, was a result of the recovery of the $2,700,000 advanced to the IRS by the Company on behalf of the Association, together with $169,000 in accrued interest. The increase is related to the period prior to the quasi-reorganization.

The interest income of $26,000 in the third quarter of 1994 and $192,000 for the nine months in 1994 were attributable to two sources; $111,000 was received from the IRS relative to the $2,700,000 refund and $81,000 was attributable to the Company investing its funds in overnight investments which are collateralized by mortgage-backed certificates and are held on behalf of the Company by the dealers who arranged the transaction. At September 30, 1994, such overnight investments, with a weighted average interest rate of 4.44% and a market value of the underlying collateral of $1,173,075, totaled $1,150,000.

For the nine months ended September 30, 1994, general and administrative expenses decreased by $21,000, from those expenses incurred in the same period in 1993. The decrease resulted from reductions in professional fees and other administrative expenses. Tax expenses increased due to the payment of $154,000 in franchise taxes to the State of Delaware. At September 30, 1994, the cost of sales increased by $1,370,000, compared to the same period in 1993. The increase resulted from the construction of additional homes.























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

Item 2.     CHANGES IN SECURITIES

            (a)-(b) On October 28, 1994, the Company amended its Restated Certificate of Incorporation to (a) reduce the number of authorized shares of Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, to 2,000,000 and 1,000,000, respectively, and (b) eliminate the provisions thereof authorizing and relating to Preferred Stock.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a)-(d) The stockholder owning a majority of the voting power of Dover Investments Corporation, a Delaware corporation (the "corporation"), consented in writing to a resolution approving, effective as of October 19, 1994, a Restated Certificate of Incorporation of the corporation which amends the current Restated Certificate of Incorporation to (a) reduce the number of authorized shares of Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, to 2,000,000 and 1,000,000, respectively, and (b) eliminate the provisions thereof authorizing and relating to Preferred Stock. Such action was taken by Mr. Lawrence Weissberg, Chairman of the Board, President and Chief Executive Officer of the Company (the "Majority Stockholder"). The Majority Stockholder beneficially owned in the aggregate 68,521 shares of Class A Common Stock and 245,114 shares of Class B Common Stock as of the record date for the taking of such action (September 27, 1994), which shares constituted approximately 8.6% of the then outstanding Class A Common Stock and approximately 73.4% of the then outstanding Class B Common Stock. Accordingly, as of such record date, the Majority Stockholder was the beneficial owner of approximately 61.0% of the total combined voting power of the Company. In accordance with Delaware law, the Company's stockholders were notified of the taking of such action by written consent.



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

                                    DOVER INVESTMENTS CORPORATION


Date:  November 10, 1994            By:  /s/Lawrence Weissberg
                                            Lawrence Weissberg
                                         Chairman of the Board, President
                                         and Chief Executive Officer