Form 10QSB/A
period 1994-09-30
DOVER INVESTMENTS CORP
filed 1995-01-12
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                                       Washington, DC  20549

                                           FORM 10-QSB/A

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

      Class B Common Stock, $.01 par value     329,439 Shares of Common Stock


                         Transitional Small Business Disclosure Statement
                                    Yes            No    X

                    THIS AMENDMENT CONSISTS OF  4  SEQUENTIALLY NUMBERED PAGES.
Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            A.    Exhibits

             3.1 Restated Articles of Incorporation and Restated By-Laws of the
                  Company.(1)

            10.1  1982 Stock Option Plan.(2)

            10.2  Form of Nonqualified Incentive Stock Option Agreement.(2)

            10.3 $10,000,000 Promissory Note Secured by Deed of Trust dated March 29, 1991.(2)

            10.4 Development Agreement dated November 15, 1991 between H.F. Properties, Ltd. and Westco Marina, Inc., as amended.(2)

            10.5 Tax Sharing Agreement dated November 20, 1989 among the Company, the Association, Homestead Land Development Corporation and Gramercy.(2)

            10.6  Stock Option Plan for Nonemployee Directors.(3)

            10.7 Sublease Agreement dated April 1, 1993 between the Company and Wilfred, Inc.(3)

            10.8 Extention and Modification Agreement for Promissory Note and Deed of Trust dated August 25, 1992.(3)

            10.9 Partnership Agreement, Glenbriar Joint Venture, dated January 7, 1994 between GIC Investments Corporation and Westco Community Builders.(4)

            22.1  Subsidiaries of the registrant.(4)

            22.2  Consent of Grant Thornton.(4)

            27.1 Financial Data Schedule for the Nine Months Ended September 30, 1994.

            B.    Reports on Form 8-K
            None.



            (1) Incorporated by reference to Exhibit B and Exhibit C, respectively, to the Company's Registation Statement on Form S-4, File No. 33-8774.

            (2) Incorporated by reference to the exhibit bearing the same numerical description in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1991.

            (3) Incorporated by reference to the Exhibit bearing the same numerical description in the Company's Annual Report on Form 10KSB for the Year Ended December 31, 1992.

            (4) Incorporated by reference to the Exhibit bearing the same numerical description in the Company's Annual Report on Form 10KSB for the Year Ended December 31, 1993.















                                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DOVER INVESTMENTS CORPORATION


Date:  January 11, 1995            By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer