Form 10KSB
DOVER INVESTMENTS CORP
filed 1995-03-24
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C.  20549

                                                     FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                For the fiscal year ended December 31, 1994
                                                          OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from            to

                                           Commission File Number 1-8631

                                        DOVER INVESTMENTS CORPORATION
                              (Name of small business issuer in its charter)

             DELAWARE                                               94-1712121
State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

      350 California Street, Suite 1650, San Francisco, California 94104
            (Address of Principal Executive Offices)            (Zip Code)

                                    (415) 951-0200
                               (Issuer's telephone number)

              Securities registered under Section 12(b) of the Exchange Act:
Title of each class                 Name of each exchange on which registered
     None                                              None

        Securities registered under Section 12(g) of the Exchange Act:
                  Class A Common Stock, $.01 par value per share
                                 (Title of class)
                  Class B Common Stock, $.01 par value per share
                                 (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year, which is the year ended December 31, 1994, were $9,086,889.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of the Class A Common Stock and Class B Common Stock as of March 15, 1995, was $1,122,358. The average bid and asked prices of Class A Common Stock and Class B Common Stock were $2.25 and $2.25 per share, respectively, on that date.

The number of shares outstanding of each of the issuer's classes of Common Stock as of March 15, 1995, were as follows:

       Title                                         Shares Outstanding

Class A Common Stock ..........................            795,020
Class B Common Stock ..........................            327,338


                 Transitional Small Business Disclosure Statement
                                 Yes        No  X

                        DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement relating to the registrant's 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-KSB.












                                      TABLE OF CONTENTS
                                                                     Page No.


                                             PART I



ITEM 1.     DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . .  1

ITEM 2.     DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . .  3

ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .  3

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .  4



                                          PART II



ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .  6

ITEM 7.     FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . .  8

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . .  9



                                             PART III



ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

ITEM 10.    EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . .  9

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . . 10

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . 10

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K  . . . . . . . . . . . 10



APPENDIX A. CONSOLIDATED FINANCIAL STATEMENTS OF DOVER INVESTMENTS
            CORPORATION AND SUBSIDIARIES,
            DECEMBER 31, 1994 AND 1993, AND REPORT OF
            INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS








                                                        PART I


ITEM 1.           DESCRIPTION OF BUSINESS

Dover Investments Corporation as Thrift Holding Company

                  Dover Investments Corporation (the Company), formerly Homestead Financial Corporation, previously owned all of the outstanding stock of Homestead Savings, a Federal Savings and Loan Association (the Association). (The term "the Company", as used herein, includes the Company and all of its wholly-owned subsidiaries.) On August 6, 1991, the Association completed the exchange of certain subordinated debentures for convertible voting preferred stock of the Association. The exchange reduced the Company's voting control of the Association to 20.7%.

                  On October 30, 1992, the Office of Thrift Supervision (OTS) placed the Association in receivership with the Resolution Trust Corporation
(RTC) as receiver. Certain assets and liabilities of the Association were transferred to a newly created federal savings association. The new association was then placed in conservatorship and the RTC appointed as conservator. The Company retains no interest in the Association or in the new institution.

Current Operations

                  The Company engages primarily in developing single family homes. It has phased out its trustee and insurance agency services.

                  Real Estate Development. In August 1988, the Association acquired an option from the San Lorenzo Unified School District ("the District") to acquire a 37 acre parcel of land in San Leandro, California.
As a result of regulatory limitations on the Association, the Association was prohibited from exercising the option. On March 29, 1991, the Company purchased the San Leandro property for $13.5 million from the District and paid the Association $1.144 million, representing the difference between the purchase price and the appraised value as determined by an appraiser recommended by the OTS.

                  The Company continues to develop its 249 lot residential project in San Leandro, California, known as Marina Vista. The Company has improved 97 lots, and has built seventy houses. Aside from the four model homes, which are not for sale, all but seven of the homes have been sold.
The Company has recently commenced construction on an additional 10 houses. When the Company purchased the Marina Vista property, the District carried back a $10 million mortgage loan secured by the property and the balance of the purchase price consisted of cash generated from the liquidation of short-term assets consisting of securities purchased under agreements to resell. This mortgage loan has been paid down to $6 million. See "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a description of this loan. In addition to the release of the 97 lots which the Company has improved, the District is further obligated pursuant to the terms of the secured loan agreement to release an additional 33 lots from the lien of their deed of trust for no additional consideration at such time as the Company is ready to record its next subdivision map.

                  The real estate market for new homes in the San Francisco Bay Area is highly competitive. Factors such as interest rates and general economic conditions influence the prices at which the Company is able to sell homes at Marina Vista. The Company has noted a slowing in the real estate market since mid 1994 when interest rates on real estate loans began to increase substantially.

                  In December 1993, the Company provided a developer, Westco Community Builders, Inc. ("WCB"), with financing in the amount of $1,100,000 to acquire a parcel of land in Tracy, California. The loan was secured by the real property. During 1994, the Company and WCB entered into a joint venture, Glenbriar Joint Venture ("Glenbriar") for the development and sale of the property. In September of 1994, WCB arranged for financing which paid off the Company's loan in the amount of $1,100,000.

                  The Company expects that the Marina Vista project and the Tracy project will provide a profit from the sale of homes and lots. The Company expects to invest in other real estate projects when appropriate opportunities occur and is not subject to any limitations on the percentage of assets which may be invested in any single investment or type of investment.

                  Other Assets. The Company also holds approximately $2.9 million of cash, cash equivalents, and securities purchased under agreement to resell.

Regulation

                  Because the Company owned 100% of the outstanding common stock of the Association, it was required to register as a savings and loan holding company under the Home Owners' Loan Act of 1933, as amended, and the regulations promulgated by the OTS at 12 CFR 584. Although the Company neither has an interest in or exercises control of the Association, the OTS takes the position that the Company continues to be registered as a savings and loan holding company. As a result, the Company may be subject to the examination, supervision and reporting requirements of the OTS and the Federal Deposit Insurance Corporation (the FDIC).

                  The Company is evaluating the possibility of obtaining a release from registration. There can be no assurance as to when, or if, the OTS will approve a release, or what conditions might accompany such approval.

Employees

                  The Company currently has four full-time employees, all of whom work at the Company's executive offices in San Francisco.

Leases

                  The Company entered into an agreement to sublease new premises from a related party corporation for a term that commenced on April 1, 1993 and ends on February 15, 1999. The Company's share of the sublease equals 46% of rent expenses which approximates $2,876 per month for 1994. The yearly operating cost increase equals 1.256 percent.

ITEM 2.           DESCRIPTION OF PROPERTY

                  Information required by this item is incorporated by reference to the information included under "Item 1 -- Description of Business -- Current Operations -- Real Estate Development" and " -- Leases" in this report.

ITEM 3.           LEGAL PROCEEDINGS

                  The Company, as the parent company of a group of affiliated corporations filing consolidated Federal income tax returns, is contingently liable for any liabilities arising with respect to the Association from such returns filed for tax years through August 6, 1991. The Internal Revenue Service ("IRS") has completed examinations of all such federal income tax returns from 1985 through 1990. The results of such examinations are as follows: a deficiency of $97,265 for 1986 and a refund of $949,552 for 1985, plus interest due to the IRS attributable to 1986 and later years, all of which is attributable to the operations of the Association. There are no deficiencies or refunds for 1988, 1989 or 1990. Although the interest referred to above has not yet been calculated, it is anticipated that the amount of such interest plus the 1986 deficiency will not exceed the amount of the 1985 refund which has been approved. A refund of $2,854,669, plus interest, for 1987 has been approved by the San Francisco Appeals Office of the IRS. In March 1995, the Company received verbal notification from the San Francisco Appeals Office of the IRS that the Congressional Joint Committee on Taxation has approved the settlement for these years. This refund is not attributable to the operations of the Association and will be paid by the IRS directly to the Company.

                  In addition, the Company recovered an aggregate of $2,700,000 advanced to the IRS by the Company on behalf of the Association, together with interest.

                  The Franchise Tax Board ("FTB") of the State of California has also made tax claims against the Company for certain years when combined returns were filed with the Association. The RTC is handling these claims, all of which are attributable to the operations of the Association. The FTB and RTC have verbally advised representatives of the Company that the amount of tax in controversy is now less than $1,000,000.

                  The Company filed a lawsuit against the RTC in 1994 based on the RTC's disallowance of certain claims made against the RTC by the Company in its capacity as a creditor of the Association. Substantially all of the claims made by the Company against the RTC had to do with the Company's potential liability to the IRS and FTB arising from the tax controversies referred to above. Since the above-referenced IRS tax controversies are now being resolved as set forth above, it is hoped that a basis for settlement of the RTC lawsuit can be reached and documented.

                  The Company has an agreement to indemnify its directors who formerly served as directors and/or officers of the Association and its subsidiaries. The RTC, in a letter dated March 10, 1993, advised the present and former directors and officers of the Association and its subsidiaries of potential claims that the RTC may assert against them for the recovery of losses suffered by the Association and its subsidiaries in connection with certain specified actions and loan transactions. The Company maintained a directors and officers liability insurance policy to cover such potential liabilities. The Company cannot estimate at this time its liability under the indemnity agreement nor can it estimate the extent of its insurance coverage with respect to such potential claims.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.



                                                      PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

Market Information

                  Shares of the Class A Common Stock and the Class B Common Stock are currently traded on the NASD OTC Bulletin Board under the symbols DOVR-A and DOVR-B.

                  The high and low bid information for 1994 and 1993 are as reported on the National Quotation Bureau Pink Sheets. The information has been adjusted to reflect the 1-for-10 reverse stock split effected in May, 1993. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                 CLASS A COMMON STOCK

                                               High             Low

Fiscal 1994 Quarter Ended:
    March 31                                   1.750           1.375
    June 30                                    2.750           2.250
    September 30                               4.000           3.500
    December 31                                2.625           2.125


Fiscal 1993 Quarter Ended:
    March 31                                   0.700           0.700
    June 30                                    1.000           1.000
    September 30                               1.000           1.000
    December 31                                0.500           0.500


                                                 CLASS B COMMON STOCK

                                               High             Low

Fiscal 1994 Quarter Ended:
    March 31                                   1.750           1.375
    June 30                                    2.750           2.250
    September 30                               4.000           3.500
    December 31                                2.625           2.125

Fiscal 1993 Quarter Ended:
    March 31                                   0.700           0.700
    June 30                                    1.000           1.000
    September 30                               1.000           1.000
    December 31                                0.500           0.500


Quasi-reorganization and Reverse Stock Split

                  In connection with the Company's change of business from a savings and loan holding company to a builder of single family homes, the Company, with the approval of its Board of Directors, adopted a quasi-reorganization effective January 1, 1993. The quasi-reorganization, which did not require the approval of the Company's stockholders, resulted in the elimination of the accumulated deficit of $16,017,000, the cancellation of the treasury stock having a cost of $14,526,000, a decrease in additional paid-in capital of $30,512,000, a decrease in Class A Common Stock of $25,000, and a decrease in Class B Common Stock of $6,000, but did not result in any adjustments to the value of assets or liabilities. As part of the plan, 2,479,929 Class A and 594,029 Class B Common Shares held by the Company as treasury shares were cancelled.

                  The Board of Directors approved a 1-for-10 reverse stock split of all shares of its Class A Common Stock and Class B Common Stock outstanding as of the close of business on May 17, 1993. Each share of Class A Common Stock outstanding on May 17, 1993, was converted into one-tenth of a share of Class A Common Stock, and each share of Class B Common Stock was converted into one-tenth of a share of Class B Common Stock. The Company paid each stockholder who would have received a fraction of a share cash equal to the average of the bid and ask prices of a share of the Class A Common Stock or Class B Common Stock, as applicable, on the OTC Bulletin Board at the close of business on May 17, 1993, multiplied by the number of shares, resulting in the fractional interest.

Holders

                  As of March 15, 1995, there were 633 stockholders of record of the Class A Common Stock and 190 stockholders of record of the Class B Common Stock.

Dividends

                  The Company has not paid dividends on the Class A Common Stock and Class B Common Stock since June 30, 1989 and presently has no intention to pay dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 1994 and 1993

                  The Company had net income of $248,000 for the year ended December 31, 1994, compared to $358,000 for the year ended December 31, 1993. The income was attributable to the sale of homes at the Marina Vista project.

                  The Company had operating profit of $359,000 in 1994 as contrasted to an operating profit of $876,000 in 1993. In the year ended December 31, 1994, the Company closed the sale of 26 homes, compared to 29 homes sold in the year ending December 31, 1993. Total sales were $9,087,000, resulting in a gross profit of $2,028,000, ending December 31, 1994, a gross profit margin of 22 percent, compared to total sales of $9,823,000, resulting in a gross profit of $2,524,000 ending December 31, 1993, a gross profit margin of 25 percent. The decrease in profit is attributable to additional buyer incentives due to a decrease in demand caused primarily by higher interest rates. Selling expenses of $865,000 include the costs of maintaining a sales office and the four model homes and approximately $448,000 of fees payable to WCB. General and administrative expenses increased by $59,000 in 1994. The increase resulted from payments of Franchise Tax to the State of Delaware and legal fees.

                  Interest income in 1994 increased to $235,000 compared to $49,000 in 1993. The increase was attributable to two sources; $110,000 was received from the IRS as interest on the $2,700,000 refund discussed above under "Item 3 -- Legal Proceedings" and $125,000 was attributable to the Company investing its funds in overnight investments which are collateralized by mortgage-backed certificates and are held on behalf of the Company by dealers who arranged the transaction. At December 31, 1994, such overnight investments, with a weighted average interest rate of 4.08% and a market value of the underlying collateral of $2,500,000, totalled $2,400,000, compared to $2,500,000 in 1993.

                  In 1992, the Company discontinued its insurance and trustee activities, and, accordingly, had no loss in 1994, as compared to a loss of $3,000 in 1993. The Company does not expect to have any revenues or incur expenses from this source in future years.

                  Costs for the development of property and the building of homes are capitalized during the construction period. Such costs include expenditures for land, land improvements, model homes, capitalized interest, and construction in progress. (See NOTE C to the Consolidated Financial Statements). When a home is sold, cost of sales includes land, site development, construction and financing costs.

Liquidity and Capital Resources

                  At December 31, 1994, the Company had total assets of $29,818,000, as compared to total assets of $27,558,000 at December 31, 1993. The cost of the Company's property being developed was $23,522,000 in 1994, compared to $21,280,000 in 1993. Highly liquid assets were $2,873,000 at December 31, 1994, compared to $4,683,000 at December 31, 1993. The decrease is attributable to the additional investment in the property and the reduction in notes payable.

                  The Company's total liabilities decreased to $14,206,000 at December 31, 1994, compared to $15,711,000 at December 31, 1993. This decrease was attributable primarily to a decrease in accrued interest and other liabilities to $3,806,000, in 1994, from $4,127,000, in 1993, resulting from accrued expenses relating to the Marina Vista and Tracy projects, a $942,000 reduction in notes payable.

                  During 1994 and 1993, taxes payable decreased and additional paid-in capital increased by $368,000 and $358,000, respectively, resulting from the realization of a benefit from net operating loss carryforwards arising in periods prior to the quasi-reorganization.

                  The increase in additional paid-in capital for the year ended December 31, 1994, was a result of the recovery of the $2,700,000 advanced to the IRS by the Company on behalf of the Association, together with $169,000 in accrued interest. The increase is related to the period prior to the quasi-reorganization.

                  During 1992, the Company renegotiated several terms of the $10,000,000 mortgage loan payable to the seller of the Marina Vista property. The loan had been secured by a deed of trust which liened the entire Marina Vista property and matured on March 21, 1994. The loan has been modified to mature on March 29, 1997, with interim payments of principal as described below, and the seller has released the first fifty-four lots (Phase I) from the lien of its deed of trust without receiving any release price in exchange. The release price on the balance of the lots securing the deed of trust was adjusted accordingly. The Company has made the required principal payment of $2,500,000 on September 29, 1994. The Company paid an additional principal payment of $1,500,000 on December 6, 1994, therefore reducing the required principal payment on September 29, 1995, to $1,000,000. The note requires a principal payment of $2,500,000 on September 29, 1996, and the balance of unpaid principal on March 29, 1997. The Company expects that the construction and sale of the homes will be sufficient to pay down the principal balance of the loan by the required dates, although no assurances can be given in this regard. Interest on the loan at 12% per annum continues to be payable quarterly.

                  During 1994, the Company's primary liquidity need was funding development costs of the Marina Vista project, principal payments of $4,000,000 and interest of $1,112,500 on the $10,000,000 loan.

                  During 1994, the Company borrowed a total of $2,500,000 from a private source to pay for construction costs and the 36 homes completed at year end. The loan is secured by lots and homes under construction and will be paid from the proceeds from the sale of homes. The Company also has previously obtained an $800,000 loan secured by the four model homes. These loans bear interest at the rate of prime plus 1.5 percent per annum and 12 percent per annum, respectively, and mature on July 1, 1995, and September 28, 1995, respectively.

                  The Company's primary source of liquidity during 1994 was from the proceeds of home sales and the construction loans described above. In addition to home sales proceeds, the Company may borrow funds from time to time to develop fully both the Marina Vista and the Tracy projects.

ITEM 7.           FINANCIAL STATEMENTS

                  The following consolidated financial statements of the Company, as set forth on the pages indicated, are filed as part of this report.








          Index to Financial Statements

            Report of Independent Certified Public Accountants . . . . . A-1

            Consolidated Balance Sheets at December 31, 1994 and 1993  . A-2


            Consolidated Statements of Income for the Years Ended
            December 31, 1994 and 1993 . . . . . . . . . . . . . . . . . A-3

            Consolidated Statement of Stockholders' Equity for the
            Years Ended December 31, 1994 and 1993 . . . . . . . . . . . A-4

            Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1994 and 1993 . . . . . . . . . . . . . . . . . A-5

            Notes to Consolidated Financial Statements for the Years
            Ended December 31, 1994 and 1993 . . . . . . . . . . . . . . A-6


ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

                                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 1 -- Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 1995 Annual Meeting of Stockholders.



ITEM 10.          EXECUTIVE COMPENSATION

                  The information required by this item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Directors" contained in the Proxy Statement to be used by the Company in connection with its 1995 Annual Meeting of Stockholders.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement to be used by the Company in connection with its 1995 Annual Meeting of Stockholders.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this item is incorporated by reference to the information set forth under the caption "Certain
Transactions" contained in the Proxy Statement to be used by the Company in connection with its 1995 Annual Meeting of Stockholders.


ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      The exhibits listed below are filed with this report.

                  Copies of such exhibits may be obtained without charge by any stockholder upon request addressed to the Assistant Secretary of the Company.

                       3.1 Restated Articles of Incorporation and Restated By-Laws of the Company.

                      10.1         1982 Stock Option Plan.(1)

                      10.2 Form of Nonqualified Incentive Stock Option Agreement.(1)

                      10.3 $10,000,000 Promissory Note Secured by Deed of Trust dated March 29, 1991.(1)

                      10.4 Development Agreement dated November 15, 1991 between H.F. Properties, Ltd. and Westco Marina, Inc., as amended.(1)

                      10.5 Tax Sharing Agreement dated November 20, 1989 among the Company, the Association, Homestead Land Development Corporation and Gramercy.(1)

                      10.6         Stock Option Plan for Nonemployee
                                   Directors.(2)

                      10.7 Sublease Agreement dated April 1, 1993 between the Company and Wilfred, Inc.(2)

                      10.8 Extension and Modification Agreement for Promissory Note and Deed of Trust dated August 25, 1992.(2)

                      10.9 Partnership Agreement, Glenbriar Joint Venture, dated January 7, 1994 between GIC Investment Corporation and Westco Community Builders.(3)

                      22.1         Subsidiaries of the registrant.(3)

                      24.1         Consent of Grant Thornton.

                      27.1 Financial Data Schedule for the Year Ended December 31, 1994.

___________________

                      (1) - Incorporated by reference to the exhibit bearing the same numerical description in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1991.

                      (2) - Incorporated by reference to the Exhibit bearing the same numerical description in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1992.

                      (3) - Incorporated by reference to the Exhibit bearing the same numerical description in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1993.

         (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the year ended December 31, 1994.

                                                      SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                DOVER INVESTMENTS CORPORATION


Date:  March 15, 1995                           By:  /s/ Lawrence Weissberg
                                                    Lawrence Weissberg
                                                    Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Title                           Date


/s/ Arnold Addison            Director                         March 15, 1995
(Arnold Addison)

/s/ Larry Freels              Director                         March 15, 1995
(Larry Freels)

/s/ John Gilbert              Director                         March 15, 1995
(John Gilbert)

/s/ Michael Raddie            Director and Chief Financial     March 15, 1995
(Michael Raddie)              Officer

/s/ Lawrence Weissberg        Director, Chairman of the        March 15, 1995
(Lawrence Weissberg)          Board, President and Chief
                              Executive Officer (Principal
                              Executive Officer and
                              Principal Accounting Officer)

/s/ Will C. Wood              Director                         March 15, 1995
(Will C. Wood)

                               APPENDIX A


                     CONSOLIDATED FINANCIAL STATEMENTS
          AND REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                      DOVER INVESTMENTS CORPORATION
                            AND SUBSIDIARIES

                       December 31, 1994 and 1993












               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Dover Investments Corporation and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Dover Investments Corporation and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Investments Corporation and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.







GRANT THORNTON LLP

San Francisco, California
February 10, 1995





              DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                              December 31,
                   (in thousands except share amounts)

  ASSETS                                                     1994        1993

     Cash                                                 $   381     $ 1,667
     Restricted Cash                                           92         516
     Securities Purchased under Agreement to Resell         2,400       2,500
     Cash and Securities Held in Trust Account              2,500         -
     Homes Held for Sale                                    1,291       1,409
     Property Held for Development                         22,231      19,871
     Other Assets                                             923       1,595

  Total Assets                                            $29,818     $27,558

  LIABILITIES AND STOCKHOLDERS' EQUITY

     Income Taxes Payable                                 $   230     $   242
     Accrued Interest and Other Liabilities                 3,576       4,127
     Notes Payable                                         10,400      11,342

  Total Liabilities                                        14,206      15,711

  Minority Interest in Joint Venture                          297         -

  Stockholders' Equity
    Class A Common Stock Par Value, $.01 Per Share-
      Authorized 2,000,000 Shares; Issued 795,020
      Shares at 12/31/94 and 793,914 Shares at 12/31/93         8           8
    Class B Common Stock Par Value, $.01 Per Share-
      Authorized 1,000,000 Shares; Issued 327,338
      Shares at 12/31/94 and 333,441 Shares at 12/31/93         3           3
    Additional Paid-In Capital                             14,715      11,478
    Retained Earning from January 1, 1993                     606         358
    Treasury Stock (5000 Shares Class A)                      (17)        -

  Total Stockholders' Equity                               15,315      11,847

  Total Liabilities and Stockholders' Equity              $29,818     $27,558


       The accompanying notes are an integral part of these statements.

                DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                           Year Ended December 31,
                   (in thousands except per share amounts)

                                                             1994        1993

                  Home Sales                             $  9,087    $  9,823
                  Cost of Sales                             7,059       7,299

                    Gross Profit                            2,028       2,524

                  Selling Expenses                            865         903
                  General and Administrative Expenses         804         745

                                                            1,669       1,648

                    Operating Profit                          359         876

                  Other Income (Expense)
                    Interest                                  235          49
                    Other                                      22         (75)

                                                              257         (26)

                  Income before Provision for Income
                    Taxes and Discontinued Operations         616         850

                  Provision for Income Taxes                  368         489

                  Net Income before Discontinued
                    Operations                                248         361

                  Discontinued Operations                     -            (3)

                  Net Income                             $    248    $    358

                  Net Income per Share:
                    Continuing Operations                $   0.22    $   0.32
                    Discontinued Operations                  0.00        0.00
                    Net Income                           $   0.22    $   0.32


       The accompanying notes are an integral part of these statements.


                    DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            Two years ended December 31
                                  (in thousands)


                                                    Additional     Retained     Treasury
                                  Common Stock        Paid-In      Earnings       Stock
                                 Class A Class B      Capital      (Deficit)     at Cost        Total

Balance at January 1, 1993       $ 104    $ 39        $41,531      $(16,017)    $(14,526)      $11,131

Quasi-reorganization as of
    January 1, 1993
    Transfer of deficit to
      additional paid-in capital
      and cancellation of
      treasury shares              (25)     (6)       (30,512)       16,017       14,526           -
    Effect of the 1-for-10
      reverse stock split          (71)    (30)           101           -            -             -
    Realization of prequasi-
      reorganization net
      operating loss tax
      benefits                     -       -              358           -            -             358

Net income for the year            -       -              -             358          -             358

Balance at December 31, 1993         8       3         11,478           358          -          11,847

Prequasi-reorganization
  tax refund                       -       -            2,869           -            -           2,869
Treasury stock                     -       -              -             -            (17)          (17)
    Realization of prequasi-
    reorganization net
    operating loss tax
    benefits                       -       -              368           -            -             368

Net income for the year            -       -              -             248          -             248

Balance at December 31, 1994     $   8    $  3        $14,715      $    606       $  (17)      $15,315

       The accompanying notes are an integral part of this statement.




                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Year ended December 31,
                                   (in thousands)

                                                               1994      1993

Cash Flows from Operating Activities:
  Net Income                                                $   248   $   358
  Reconciliation of Net Income to Net Cash
  (Used in) Provided by Operating Activities:
  Minority Interest                                             297       -
      Changes in Assets and Liabilities:
        Restricted Cash                                         424       194
         Property Held for Development                       (2,360)     (781)
        Homes Held for Sale                                     118       -
         Other Assets                                           672    (1,217)
         Income Taxes Payable                                   (12)      370
        Accrued Interest and Other Liabilities, Net            (551)    2,889
        Net Cash (Used in) Provided by Operating Activities  (1,164)    1,813

Cash Flows from Investing Activities:
  Proceeds from (Purchase of) Securities Purchased
   under Agreement to Resell                                    100    (2,500)
  Proceeds from Sale of Marketable Securities                   -         100
  Cash and Securities Held in Trust Account                  (2,500)      -
        Net Cash (Used in) Investing Activities              (2,400)   (2,400)

Cash Flows from Financing Activities:
  (Repayment of) Proceeds from Notes Payable                   (942)      892
  Proceeds from Recovery of Taxes and Interest Due to
   Prequasi-Reorganization Net Operating Loss Tax Benefits    3,237       -
  Treasury Stock                                                (17)      -
        Net Cash Provided by Financing Activities             2,278       892

Net (Decrease) Increase in Cash                              (1,286)      305
Cash at Beginning of Year                                     1,667     1,362

Cash at End of Year                                         $   381   $ 1,667

  Additional paid-in capital in 1994 and 1993 increased and taxes payable decreased by $368 and $358, respectively, resulting from prequasi-reorganization net operating loss tax benefits.

          The accompanying notes are an integral part of this statement.


                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1994 and 1993
                        (in thousands except share amounts)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES

Dover Investments Corporation (the Company), formerly Homestead Financial Corporation, is in the business of developing and building single family homes. In that connection, the Company is the parent corporation for H.F. Properties, Ltd. (H.F. Properties), which owns property in San Leandro, California, and GIC Investment Corporation ("GIC").

GIC and Westco Community Builders, Inc. ("WCB") formed a joint venture general partnership, Glenbriar Joint Venture ("Glenbriar"), for the purpose of owning, subdividing and developing a tract of land comprising of approximately 105 acres located in Tracy, California known as the Glenbriar project.

The Company also has a wholly-owned subsidiary, Gramercy Mortgage Corporation, Inc. (GMC), whose principal business was providing mortgage lending related services to Homestead Savings, a Federal Savings and Loan Association (the Association). GMC has one wholly-owned subsidiary, Homestead Insurance Services, Inc. (HISI), which is a licensed insurance agency which, through agreements with unaffiliated insurance marketing companies, marketed products to customers of the Association. Operations of both entities were discontinued in 1992.


         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries and joint venture general partnership. All significant intercompany transactions are eliminated in consolidation.

         Property Held for Development

         Costs for the development of property and the building of homes are capitalized during the construction period. Such costs include expenditures for land, land improvements, model homes, capitalized interest, and construction-in-progress. (See Note C.)

         Quasi-Reorganization

         The Company, with the approval of its Board of Directors, adopted a quasi-reorganization effective January 1, 1993. The quasi-reorganization resulted in the elimination of the accumulated deficit of $16,017, the cancellation of the treasury stock having a cost of $14,526, a decrease in additional paid-in capital of $30,512, a decrease in Class A Common Stock of $25 and a decrease in Class B Common Stock of $6, but did not result in any adjustments to the value of assets or liabilities. As part of the plan, all of the Class A and Class B common shares held by the Company at that time as treasury shares were cancelled.



                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1994 and 1993
                        (in thousands except share amounts)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES (continued)

         Revenues From and Cost of Home Sales

         The Company recognizes income from home sales when the closing and transfer of title for the homes sold to the buyer occurs. When a home is sold, cost of sales include land, site development, construction and financing costs. For each home sold, a reserve equal to one percent of the selling price is established to cover warranty expense incurred subsequent to the home sale. Warranty expenditures then are charged to the reserve.

         Additionally, management fees and percentage of profits payable to the developer of approximately $448 are included in selling expenses.

         Income Taxes

         The Company follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefit to be derived from tax loss carryforwards, if any. Additionally, deferred tax items are measured using current tax rates. The principal types of differences between assets and liabilities for financial statement and tax return purposes are certain accrued liabilities.

         Net Income Per Share

         Net income per share is computed based on the weighted average number of common shares on a combined basis for the two classes of common stock, Class A and Class B. The weighted average number of Class A and Class B common share equivalents used to compute income per share was 1,122,358 at December 31, 1994, and 1,127,355 at December 31, 1993, adjusted for the 1-for-10 reverse stock split.

         Restricted Cash

         Restricted cash is to be used for certain infrastructure improvements relating to the development.

         Reclassification

         Prior year financial statements have been reclassified to conform to current year presentation.



                   DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1994 and 1993
                         (in thousands except share amounts)


NOTE B - SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company purchased securities under agreements to resell (repurchase agreements) with primary securities dealers. Such repurchase agreements are typically overnight investments and collateralized by mortgage-backed certificates which are held on behalf of the Company by the dealers who arrange the transaction. At December 31, 1994, such repurchase agreements with a weighted average interest rate of 4.08% and a market value of the underlying collateral of $2,570 totaled $2,400.


NOTE C - PROPERTY HELD FOR DEVELOPMENT

In March 1991, the Company purchased the San Leandro property for $13.5 million from the San Lorenzo Unified School District, with the seller carrying back a $10 million mortgage loan secured by the property. The Company also paid the Association $1,144, representing the difference between the purchase price and the appraised value of the property, as determined by an appraiser recommended by the OTS, but less than the Association's carrying value. Since acquiring the property, the Company has obtained the approval for the subdivision of the property into 249 single family lots. Through December 31, 1994, the Company has retained the services of a developer/contractor to build out the project, completed the construction of 70 homes (of which 55 have been sold and 4 are models).

In December 1993, the Company provided a developer with financing in the amount of $1,100,000 to acquire a parcel of land in Tracy, California. The loan was secured by the real property. During 1994, the Company and the developer entered into a joint venture for the development and sale of the property. In September of 1994, the developer arranged for financing which paid off the Company's loan in the amount of $1,100,000.

The carrying value of the developments consists of:

         MARINA VISTA - SAN LEANDRO

                                             1994                       1993

         Land                              $11,172                    $12,700
         Land improvements                   1,634                      1,109
         Model homes                         1,291                      1,409
         Capitalized interest                3,669                      2,961
         Construction in progress            2,694                      2,201
         Developer's fee                       900                        900

         Subtotal                          $21,360                    $21,280



                DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1994 and 1993
                      (in thousands except share amounts)


NOTE C - PROPERTY HELD FOR DEVELOPMENT (continued)

         TRACY

                                             1994                       1993

         Land                              $ 1,526                    $   -
         Land improvements                       3                        -
         Model homes                           -                          -
         Capitalized interes                    44                        -
         Construction in progress              529                        -
         Developer's fee                        60                        -

         Subtotal                            2,162                        -

         TOTAL (Marina Vista and Tracy)    $23,522                    $21,280


NOTE D - NOTES PAYABLE

Notes payable at December 31, are comprised of the following:

                                                   1994                  1993
Note Payable, maturing October 15, 1994,
  and bearing interest at prime
  (6% at December 31, 1993) plus 1.5%
  secured by 11 lots and improvements           $   -                 $   442

Note Payable, maturing December 2, 1994,
  and bearing interest at 12% per annum
  secured by 2 lots                                 -                     100

Notes Payable, maturing July 1, 1995,
  and bearing interest at 11% per annum
  secured by four model homes                       800                   800

Notes Payable, maturing March 29, 1997,
  payable in annual installments of $2,500
  and bearing interest at 12% per annum,
  payable quarterly; secured by 152 lots          6,000                10,000






                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1994 and 1993
                       (in thousands except share amounts)


NOTE D - NOTES PAYABLE (continued)

Notes Payable, maturing September 28, 1995,
  and bearing interest at prime
  (9% at February 1, 1995) plus 1.5%
  secured by 43 lots                            $ 2,500               $   -

Notes Payable, maturing September 30, 1996,
  and bearing interest at 12% per annum
  secured by the Deed of Trust                    1,100                   -

                                                $10,400               $11,342

Aggregate principal payments subsequent to December 31, 1994, are as follows:

                 1995                                   $ 4,300
                 1996                                     3,600
                 1997                                     2,500
                                                        $10,400

Interest paid in 1994 and 1993, amounted to $1,312 and $1,409, respectively, and was capitalized as part of property held for development.


NOTE E - LEASE COMMITMENT

The Company has entered into an agreement with a related party to sublease its office space. The agreement requires monthly payments totaling $34 per year from 1995 through 1996, $35 per year from 1997 through 1998 and $7 in 1999. The lease expires February 15, 1999.

Rent expenses for the years ended December 31, 1994 and 1993 totaled $34 and $30, respectively.











                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1994 and 1993
                       (in thousands except share amounts)


NOTE F - INCOME TAXES

Income tax expenses for the years ended December 31, consist of:

                                                1994                    1993

         Current
           Federal                              $276                    $386
           State                                  92                     103
                                                 368                     489
         Deferred
           Federal                               -                       -
           State                                 -                       -
                                                 -                       -
                                                $368                    $489

A tax benefit for 1994 and 1993 of $368 and $358, respectively, for pre-quasi reorganization net operating losses has been credited to paid-in capital.

The following is a reconciliation between the federal statutory rate and the effective rate used for the Company's provision for taxes:



                                                1994                    1993

         Tax expense at statutory
          federal income tax rate (34%)         $211                    $298
         Increase in tax resulting from
          state franchise tax                     92                     103
         Change in valuation allowance
          for deferred tax assets                 52                      88
         Other                                    13                      -

         Income tax expense                     $ 36                    $489








                   DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1994 and 1993
                        (in thousands except share amounts)


NOTE F - INCOME TAXES (continued)

At December 31, 1994 and 1993, the Company has a deferred tax asset of $156 and $104, respectively, related to the following items:

                                                1994                    1993

                  Interest                      $ 33                    $ 66
                  Accrued warranty reserve        40                     -
                  Accrued state taxes             52                       8
                  Capital loss carryover          31                      30

                                                $156                    $104

SFAS 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Accordingly, the Company has recorded a valuation allowance for an amount equal to the deferred tax asset. The deferred tax asset schedule above does not give effect to any deferred tax asset resulting from the utilization of any tax loss carryforward. Tax benefits resulting from net operating loss carryforwards will be reflected in the financial statements as credits to additional paid-in capital rather than as reductions in current income tax expense, when and if recognized. The increase in the valuation allowance was $52 and $88 for the years ended December 31, 1994 and 1993, respectively.

The Company has net operating loss carryovers which may be available to offset income in future years. The amount of these carryovers has yet to be determined pending the resolution of certain issues related to the Company's deconsolidation of its former subsidiary, the Association, and the completion of federal and state income tax audits of the Association for tax years prior to the deconsolidation.

At December 31, 1993, the Company had receivables of $1,103 from the Association resulting from the payment of taxes and interest by the Company on behalf of the Association. An $820 payment of Federal income taxes and interest related to assessments for 1986 and 1987. A $283 payment of California franchise taxes and interest related to assessments for the years 1983 through 1985. In September 1992, the Company received a refund of $966 from a carryback of net operating losses. The Company has not recognized this refund as income. Such taxes, related interest and refunds are allocable to the Association under the Company's tax allocation procedures.

The Company, as the parent company of a group of affiliated corporations filing consolidated Federal income tax returns, is contingently liable for any liabilities arising with respect to the Association from such returns filed for tax years through August 6, 1991. The Internal Revenue Service has completed examinations of all such federal income tax returns from 1985 through 1990. The results of such examinations are as follows: a deficiency of $97,265 for 1986 and a refund of $949,552 for 1985, plus interest due to the IRS attributable to 1986 and later years, all of which is attributable to the operations of the Association. There are no deficiencies or refunds for 1988, 1989 or 1990.


                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1994 and 1993
                       (in thousands except share amounts)


NOTE F - INCOME TAXES (continued)

Although the interest referred to above has not yet been calculated, it is anticipated that the amount of such interest plus the 1986 deficiency will not exceed the amount of the 1985 refund which has been approved. A refund of $2,854,669, plus interest, for 1987 has been approved by the San Francisco Appeals Office of the IRS. It must also be approved by the Congressional Joint Committee on Taxation. This refund is not attributable to the operations of the Association and, if approved by the Joint Committee, will be paid by the IRS directly to the Company.

The Franchise Tax Board ("FTB") of the State of California has also made tax claims against the Company for certain years when combined returns were filed with the Association. The RTC is handling these claims, all of which are attributable to the operations of the Association. The FTB and RTC have verbally advised representatives of the Company that the total amount in controversy is now less than $1,000,000.


NOTE G - CONTINGENCIES

The Company filed a lawsuit against the RTC in 1994 based on the RTC's disallowance of certain claims made against the RTC by the Company in its capacity as a creditor of the Association. Substantially all of the claims made by the Company against the RTC had to do with the Company's potential liability to the IRS and FTB arising from the tax controversies referred to above. Since the above-referenced IRS tax controversies are now being resolved as set forth above, it is hoped that a basis for settlement of the RTC lawsuit can be reached and documented.

The Company has an agreement to indemnify its directors who formerly served as directors and/or officers of the Association and its subsidiaries. The RTC, in a letter dated March 10, 1993, advised the present and former directors and officers of the Association and its subsidiaries of potential claims that the RTC may assert against them for the recovery of losses suffered by the Association and its subsidiaries in connection with certain specified actions and loan transactions. The Company maintained a directors and officers liability insurance policy to cover such potential liabilities. The Company cannot estimate at this time its liability under the indemnity agreement nor can it estimate the extent of its insurance coverage with respect to such potential claims.

NOTE H - DISCONTINUED OPERATIONS

On October 30, 1992, the Office of Thrift Supervision (OTS) placed the Association in receivership. Due to the actions taken by the OTS in 1992, operating revenues and expenses including tax expenses related to the Association for 1992 and 1993 have been included in discontinued operations. (See note A). It is expected that GMC will be fully discontinued within one year. HISI discontinued its operations in November of 1992. No gain or loss is expected on the liquidation of HISI and GMC assets. At December 31, 1994 and 1993, the consolidated statements of GMC and HISI included the following information:



                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1994 and 1993
                       (in thousands except share amounts)


NOTE H - DISCONTINUED OPERATIONS (continued)


                                                1994                    1993

         Total assets                           $100                    $101

         Total liabilities                      $ -                     $ -



NOTE I - STOCKHOLDERS' EQUITY

The Board of Directors approved a 1-for-10 reverse stock split of all shares of its Class A Common Stock and Class B Common Stock outstanding as of the close of business on May 17, 1993. Each share of Class A Common Stock outstanding on May 17, 1993, was converted into one-tenth of a share of Class A Common Stock, and each share of Class B Common Stock was converted into one-tenth of a share of Class B Common Stock. The Company paid each shareholder who would have received a fraction of a share cash equal to the average of the bid and ask prices of a share of the Class A Common Stock or Class B Common Stock, as applicable, on the OTC Bulletin Board at the close of business on May 17, 1993, multiplied by the number of shares resulting in the fractional interest. The financial statements have been restated to reflect the reverse stock split.


NOTE J - STOCK OPTION PLANS

Under the Amended and Restated 1982 Stock Option Plan, 1,000 options to purchase Class A stock at $1.50 a share were granted in 1992. The options become exercisable over 5 years. A grant of 500 options expired due to the termination of employment. The options will terminate upon the earliest of
(a) thirty days after the date of cessation of employment, (b) one year after an optionee's death or (c) ten years after the date such options were granted. No new options may be granted under the plan.

Under the 1990 Stock Option Plan for Nonemployee Directors, which was restated subject to stockholder approval on November 16, 1994, options to purchase 1200 shares of Class A stock were granted in 1993 and 900 in 1994. The per share option prices range from $.55 to $1.75 for 1993 grants and $1.50 to $3.25 for 1994 grants. The aggregate number of shares which may be issued under the Plan shall not exceed 12,500 shares of Class A stock.

600 options were exercisable at December 31, 1993, and 1200 options were exercisable at December 31, 1994.



                DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1994 and 1993
                     (in thousands except share amounts)


NOTE J - STOCK OPTION PLANS (continued)

A summary of changes in Class A stock options during 1993 and 1994 is:

                                                              Option Price
                                          Number of Shares    per Share

         Outstanding at January 1, 1993         3,000         $1.50

         Granted                                1,200         $0.55 to $1.75
         Cancelled                                500         $0.55 to $1.75

         Outstanding at December 31, 1993       3,700         $0.55 to $1.75

         Granted                                  900         $1.50 to $3.25
         Cancelled                                500         $0.55 to $1.75

         Outstanding at December 31, 1994       4,100         $0.55 to $3.25

         Exercisable at December 31, 1993         600         $0.55 to $1.75

         Exercisable at December 31, 1994       1,200         $0.55 to $3.25

The Restated Plan provides that each director who is not an employee of the Company and has not been an employee of the Company for all or any part of the preceding fiscal year automatically receives options to purchase 1000 shares of Class A Common Stock upon his election or appointment as a director of the Company. Thereafter, every year options to purchase 500 shares of Class A Common Stock (subject to adjustment for recapitalizations, stock splits and similar events) will automatically be granted to such director, provided, however, that such automatic option grants will be made only if the director (a) has served on the Board of Directors for the entire two preceding fiscal years, (b) is not otherwise an employee of the Company or any subsidiaries on the date of grant and (c) has not been an employee of the Company or any subsidiaries for all or any part of the preceding fiscal years.

The exercise price for shares subject to options granted under the Plan is the fair market value of the shares at the date of the option grant. Options granted under the Plan become exercisable in 50% increments on each anniversary of the grant date, with full vesting occurring on the second anniversary date. No options were exercised in 1994 or 1993. All of such options terminate upon the earliest of (a) thirty days after an optionee ceases to be a director of the Company for any reason other than death,
(b) six months after an optionee's death or (c) ten years after the date such options were granted.









                               EXHIBIT INDEX


Exhibit
Number                             Exhibit




 3.1              Restated Articles of Incorporation and Restated
                  By-Laws of the Company.

24.1              Consent of Grant Thornton.

27.1              Financial Data Schedule