Form 10QSB
period 1995-03-31
DOVER INVESTMENTS CORP
filed 1995-05-09
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                                       Washington, DC  20549

                                            FORM 10-QSB

      (Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1995


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

   Yes     X      No

                               APPLICABLE ONLY TO CORPORATE ISSUERS

 The number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 1995, were as follows:

 Class A Common Stock, $.01 par value          795,020 Shares of Common Stock

 Class B Common Stock, $.01 par value          327,338 Shares of Common Stock


                  Transitional Small Business Disclosure Statement
                                    Yes            No    X

              THIS REPORT CONSISTS OF  13  SEQUENTIALLY NUMBERED PAGES.




                           DOVER INVESTMENTS CORPORATION
                                       INDEX


                                                              Page
                                                              Number
PART I.      FINANCIAL INFORMATION

Item 1.

      Financial Statements

      Consolidated Balance Sheets
      as of March 31, 1995 and December 31, 1994............... 3

      Consolidated Statements of Operations
      for the Three Months Ended March 31, 1995 and 1994....... 4

      Consolidated Statement of Stockholders'
      Equity for the Three Months Ended March 31, 1995......... 5

      Consolidated Statements of Cash Flows
      for the Three Months Ended March 31, 1995 and 1994....... 6

      Notes to Consolidated Financial Statements............... 7

Item 2.

      Management's Discussion and Analysis of Financial
      Condition and Results of Operation.......................10

PART II.     OTHER INFORMATION ................................12

SIGNATURES ....................................................13





















                              DOVER INVESTMENTS CORPORATION
                                    AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                           March 31, 1995 and December 31, 1994

                           (in thousands except share amounts)


ASSETS                                       03-31-95     12-31-94

  Cash                                       $   415      $   381
  Restricted Cash                                 87           92
  Securities Purchased under
    Agreement to Resell                        1,300        2,400
  Cash and Securities Held in
    Trust Account                              2,500        2,500
  Homes Held for Sale                          1,291        1,291
  Property Held for Development               22,325       22,231
  Other Assets                                 1,323          923

TOTAL ASSETS                                 $29,241      $29,818

LIABILITIES AND STOCKHOLDERS' EQUITY

  Income Taxes Payable                       $   230      $   230
  Accrued Interest and Other Liabilities       4,028        3,576
  Notes Payable                                9,400       10,400

TOTAL LIABILITIES                             13,658       14,206

  Minority Interest in Joint Venture             352          297

STOCKHOLDERS' EQUITY

  Class A Common Stock par value, $.01
    per share--Authorized 2,000,000 shares;
    issued 795,020 at 3/31/95 and
    795,020 at 12/31/94                            8            8
  Class B Common Stock par value, $.01
    per share--Authorized 1,000,000 shares;
    issued 327,338 at 3/31/95 and
    327,338 at 12/31/94                            3            3
  Additional paid-in capital                  14,715       14,715
  Retained Earnings from January 1, 1993         522          606
  Treasury Stock (5000 Shares Class A)           (17)         (17)

TOTAL STOCKHOLDERS' EQUITY                    15,231       15,315

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $29,241      $29,818


     See accompanying notes to Consolidated Financial Statements.


                                   DOVER INVESTMENTS CORPORATION
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                (in thousands except share amounts)




                                                 Three Months Ended
                                                      March 31,
                                                   1995       1994

Home Sales                                      $  1,007   $    379
Cost of Sales                                      (819)       (275)

   Gross Profit                                      188        104

Selling Expenses                                    (133)       (79)
General and Administrative
 Expenses                                           (168)      (133)

                                                    (301)      (212)

   Operating Loss                                   (113)      (108)

Other Income
Interest                                              29         26
Other                                                -           22

   Total Other Income                                 29         48


Loss before Taxes                                    (84)       (60)
Provision for Taxes                                  -           (4)

Net (Loss)                                      $    (84)  $    (64)

Net (Loss) Per Share                            $  (0.07)  $  (0.06)













          See accompanying notes to Consolidated Financial Statements.





                                   DOVER INVESTMENTS CORPORATION

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             For the Three Months Ended March 31, 1995

                                          (in thousands)



                                                     Additional                  Treasury
                                    Common  Stock      Paid-In     Retained      Stock
                                   Class A  Class B    Capital     Earnings      at Cost     Total

Balance at January 1, 1995       $  8       $  3       $14,715     $   606       $    (17)   $15,315

  Additions to Paid-In Capital      -         -            -           -               -         -

  Treasury Stock                    -         -            -           -               -         -

  Net (Loss)                        -         -            -           (84)            -         (84)

Balance at March 31, 1995        $  8       $  3       $14,715     $   522       $    (17)   $15,231

























         See accompanying notes to Consolidated Financial Statements.

                                   DOVER INVESTMENTS CORPORATION
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Three Months ended March, 31, 1995 and 1994

                                          (in thousands)



                                                            Three Months
                                                           Ended March 31,
                                                         1995           1994
Increase in Cash
Cash Flows from Operating Activities:
      Net (Loss)                                       $   (84)       $   (64)
      Reconciliation of Net Income (Loss) to Net Cash
       (Used in) Provided by Operating Activities:
        Changes in Assets and Liabilities:
          Restricted Cash                                    5            233
            Property Held for Development                  (94)        (2,602)
            Homes Held for Sale                            -               (1)
            Other Assets                                  (400)         1,117
            Income Taxes Payable                           -              (12)
            Accrued Interest and Other
             Liabilities, Net                              452           (439)

              Net Cash (Used in) Provided by
              Operating Activities:                       (121)        (1,768)

Equity of Minority Interest                                 55            -

Cash Flows from Investment Activities:
      Securities Sold under Agreement
       to Resell                                         1,100            -
      Cash and Securities Held in Trust Account            -              -

Cash Flows from Financing Activities:
     Repayment of Notes Payable                         (1,000)           -
      Proceeds from Notes Payable                          -              663
      Treasury Stock                                       -              -

Net Decrease in Cash                                       (34)        (1,105)

Cash at Beginning of Period                                381          1,667

Cash at End of Period                                  $   415        $   562





         See accompanying notes to Consolidated Financial Statements.

                                 DOVER INVESTMENTS CORPORATION
                                       AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements

                                        March 31, 1995



1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of March 31, 1995, and December 31, 1994, the related consolidated statements of operations for the three month periods ended March 31, 1995 and 1994, and the consolidated statements of stockholders' equity and cash flows for the three month periods ended March 31, 1995 and 1994, reflect all adjustments (consisting of normal recurring accruals and elimination of significant intercompany transactions and balances) necessary for a fair presentation of Dover Investments Corporation ("Dover") and its wholly-owned subsidiaries (collectively with Dover, the "Company").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1994 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the quarter ended March 31, 1995, are not necessarily indicative of the results which may be expected for the entire year.

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

The symbols for the Class A Common Stock and the Class B Common Stock are "DOVR-A" and "DOVR-B", respectively.



3.    NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute net income per share was 1,122,358 at March 31, 1995, and 1,127,360 at March 31, 1994.


4.    CONTINGENCIES

The Company, as the parent company of a group of affiliated corporations filing consolidated Federal income tax returns, is contingently liable for any liabilities arising with respect to the Association from such returns filed for tax years through August 6, 1991. The Internal Revenue Service ("IRS") has completed examinations of all such federal income tax returns from 1985 through 1990. The results of such examinations are as follows; all of these items are attributable to the operations of the Association: a tax refund of $949,552 for the year 1985; a tax deficiency of $97,265 for the year 1986; no tax refunds or deficiencies for the years 1988, 1989 and 1990; and interest due to the IRS for the years 1986 through 1990. Although the interest due to the IRS referred to above has not yet been calculated, it is anticipated that the amount of such interest plus the 1986 deficiency will not exceed the amount of the 1985 refund which has been approved. Additionally, the Company has been allowed a 1987 refund of $2,854,669 and a loss carryforward (from 1990) of $34,682,841, due to the worthlessness of the stock of the Association, which occurred in the taxable year ended December 31, 1990. This refund is not attributable to the operations of the Association and will be paid by the IRS directly to the Company.

The Franchise Tax Board ("FTB") of the State of California has also made tax claims against the Company for certain years when combined returns were filed with the Association. The RTC is handling these claims, all of which are attributable to the operations of the Association. The FTB and RTC have verbally advised representatives of the Company that the amount of tax in controversy is approximately $1,000,000 plus interest.

The Company filed a lawsuit against the RTC in 1994 based on the RTC's disallowance of certain claims made against the RTC by the Company in its capacity as a creditor of the Association. Most of the claims made by the Company against the RTC had to do with the Company's potential liability to the IRS and FTB arising from the tax controversies referred to above. Since the above-referenced IRS tax controversies are now being resolved as set forth above, it is hoped that a basis for settlement of the RTC lawsuit can be reached and documented.









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











































MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND         PART I
RESULTS OF OPERATIONS                                                 ITEM 2



LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1995, the Company's investment in property held for development and homes held for sale increased by $94,000 from its carrying value at December 31, 1994. This increase resulted from the capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and the subdivision in Tracy, California (the "Tracy Joint Venture"). At March 31, 1995, the Company has improved 97 lots, and has built seventy houses at the Marina Vista property. Aside from four model homes, which are not for sale, all but five of the houses have been sold. The Company has recently commenced construction on an additional 10 houses. In addition, the Marina Vista property has land for an additional 152 lots. The Tracy Joint Venture property currently has an approved tentative subdivision map for 160 lots. At March 31, 1995, the Tracy Joint Venture had substantially completed the off-tract improvement plans and grading plans for the entire project, and the final improvement plans and final subdivision map for the first phase of 50 lots. Concurrently with the processing described above, the Tracy Joint Venture is proceeding to process a new subdivision map for the entire property which would subdivide the property into approximately 380 lots. If the venture is successful in subdividing the property into approximately 380 lots, there should be a proportionate increase in the value of the property which will enhance the eventual development or sale of the property.

During the three months ended March 31, 1995, the Company's primary liquidity needs were to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves and from revenues from home sales. The Company also obtained construction financing from private sources secured by the homes under construction. The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales and from construction financing when deemed appropriate. The Company believes that it will have sufficient cash available to complete the development and construction of the Marina Vista property, has the ability to pay off the debt discussed below when it becomes due, and make its required contributions to the Tracy Joint Venture.

The Company is the obligor on a $7,500,000 promissory note carried back by the seller of the Marina Vista property. The Company paid an additional principal payment of $1,500,000 on December 6, 1994, therefore reducing the required principal payment on September 29, 1995, to $1,000,000. The note requires a principal payment of $2,500,000 on September 29, 1996, and the balance of unpaid principal on March 29, 1997. At March 31, 1995, the Company has outstanding construction borrowing of $1,500,000 secured by lots and homes under construction with a maturity date of September 28, 1995. The Company also has previously obtained an $800,000 loan secured by the four model homes. The loans on the model homes mature on July 1, 1995. The interest rates on the construction loan and model homes range between prime plus one and one half percent and eleven percent.


RESULTS OF OPERATIONS

For the quarter ended March 31, 1995, the Company had a net loss of $84,000, compared to a loss of $64,000 for the same period in 1994. Total sales for the quarter ended March 31, 1995, were $1,007,000, resulting in a gross profit of $188,000, compared to $379,000 in sales and a gross profit of $104,000 for the same period in 1994.

The interest income of $29,000 in the first quarter of 1995 was attributable to the Company investing its funds in overnight investments which are collateralized by mortgage-backed certificates and are held on behalf of the Company by the dealers who arranged the transaction. At March 31, 1995, such overnight investments, with a weighted average interest rate of 5.60% and a market value of the underlying collateral of $1,264,969, totaled $1,200,000.

For the first three months ended March 31, 1995, general and administrative expenses increased by $35,000 from those expenses incurred in the same period in 1994. The expense increase resulted from professional fees and other administrative expenses.



































                                                            PART II
                                                            OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            Information required by this item is incorporated by reference to footnote 4 to the notes to the Consolidated Unaudited Financial Statements included herein and to Item 3 of the Annual Report on Form 10-KSB for the year ended December 31, 1994 of the Company. There have been no material developments since the filing of such report except as to the income tax disclosure described in footnote 4.

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

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            A.     Exhibits
            The exhibit listed below is filed with this report.

            27.1   Financial Data Schedule for the Quarter Ended March 31,
            1995.

            Incorporated by reference to Item 13 of the Annual Report on Form 10-KSB for the year ended December 31, 1994 of the Company.

            B.     Reports on Form 8-K
            A report on Form 8-K, dated April 28, 1995, reported a tax settlement with the IRS for tax years 1985 - 1990.























                                          SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DOVER INVESTMENTS CORPORATION


Date:  May 9, 1995                 By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer