Form 10QSB
period 1995-06-30
DOVER INVESTMENTS CORP
filed 1995-08-09
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                                       Washington, DC  20549

                                            FORM 10-QSB

      (Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 1995


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

   Yes     X      No

                               APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares outstanding of each of the issuer's classes of common stock, as of July 23, 1995, were as follows:

      Class A Common Stock, $.01 par value      768,619 Shares of Common Stock

      Class B Common Stock, $.01 par value      327,338 Shares of Common Stock


                         Transitional Small Business Disclosure Statement
                                    Yes            No    X

                     THIS REPORT CONSISTS OF  13  SEQUENTIALLY NUMBERED PAGES.

                           DOVER INVESTMENTS CORPORATION
                                       INDEX


                                                                      Page
                                                                      Number
PART I.      FINANCIAL INFORMATION

Item 1.

      Financial Statements

      Consolidated Balance Sheets
      as of June 30, 1995 and December 31, 1994................ 3

      Consolidated Statements of Operations for the Three
      Months and Six Months Ended June 30, 1995 and 1994....... 4

      Consolidated Statement of Stockholders'
      Equity for the Six Months Ended June 30, 1995............ 5

      Consolidated Statements of Cash Flows
      for the Six Months Ended June 30, 1995 and 1994.......... 6

      Notes to Consolidated Financial Statements............... 7

Item 2.

      Management's Discussion and Analysis of Financial
      Condition and Results of Operation........................9

PART II.     OTHER INFORMATION ................................11

SIGNATURES ....................................................13





















                              DOVER INVESTMENTS CORPORATION
                                    AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                           June 30, 1995 and December 31, 1994

                           (in thousands except share amounts)

ASSETS                                      06-30-95     12-31-94

  Cash                                       $   591      $   381
  Restricted Cash                                 87           92
  Securities Purchased under
    Agreement to Resell                          500        2,400
  Cash and Securities Held in
    Trust Account                              2,500        2,500
  Homes Held for Sale                          1,477        1,291
  Property Held for Development               22,309       22,231
  Other Assets                                 1,772          923

TOTAL ASSETS                                 $29,236      $29,818

LIABILITIES AND STOCKHOLDERS' EQUITY

  Income Taxes Payable                       $   230      $   230
  Accrued Interest and Other Liabilities       4,493        3,576
  Notes Payable                                9,422       10,400

TOTAL LIABILITIES                             14,145       14,206

  Minority Interest in Joint Venture              49          297

STOCKHOLDERS' EQUITY

  Class A Common Stock par value, $.01
    per share--Authorized 2,000,000 shares;
    issued 768,619 at 6/30/95 and
    795,020 at 12/31/94                            8            8
  Class B Common Stock par value, $.01
    per share--Authorized 1,000,000 shares;
    issued 327,338 at 6/30/95 and
    327,338 at 12/31/94                            3            3
  Additional paid-in capital                  14,715       14,715
  Retained Earnings from January 1, 1993         438          606
  Treasury Stock (Class A Common Stock
    31,400 shares at 6/30/95 and 5,000
    shares at 12/31/94)                         (122)         (17)

TOTAL STOCKHOLDERS' EQUITY                    15,042       15,315

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $29,236      $29,818

          See accompanying notes to Consolidated Financial Statements.

                                   DOVER INVESTMENTS CORPORATION
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                (in thousands except share amounts)



                               Three Months Ended         Six Months Ended
                                   June 30,                   June 30,
                                1995      1994            1995       1994

Home Sales                    $  1,568   $  3,906       $  2,575   $  4,285
Cost of Sales                   (1,333)    (2,942)        (2,152)    (3,217)

   Gross Profit                    235        964            423      1,068

Selling Expenses                  (174)      (333)          (307)      (412)
General and Administrative
 Expenses                         (159)      (253)          (327)      (386)

                                  (333)      (586)          (634)      (798)

   Operating (Loss) Profit         (98)       378           (211)       270

Other Income
   Interest                         14        140             43        166
   Other                           -          -              -           22

   Total Other Income               14        140             43        188


(Loss) Income before Taxes         (84)       518           (168)       458
Provision for Taxes                -         (182)           -         (186)

Net (Loss) Income             $    (84)  $    336       $   (168)  $    272

Net (Loss) Income Per Share   $  (0.08)  $   0.30       $  (0.15)  $   0.24














          See accompanying notes to Consolidated Financial Statements.





                                   DOVER INVESTMENTS CORPORATION

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                              For the Six Months Ended June 30, 1995

                                          (in thousands)



                                                     Additional                  Treasury
                                    Common  Stock      Paid-In     Retained      Stock
                                   Class A  Class B    Capital     Earnings      at Cost     Total
Balance at January 1, 1995       $  8       $  3       $14,715     $   606       $    (17)   $15,315

  Repurchase of 31,400 shares
    of Class A Common Stock
    at 6/30/95                   $  -         -            -           -              (105)     (105)

  Net Loss                       $  -         -            -          (168)            -        (168)

Balance at June 30, 1995         $  8       $  3       $14,715     $   438       $    (122)  $15,042
























         See accompanying notes to Consolidated Financial Statements.

                                   DOVER INVESTMENTS CORPORATION
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the Six Months ended June 30, 1995 and 1994

                                          (in thousands)



                                                              Six Months
                                                            Ended June 30,
                                                         1995           1994
Increase in Cash
Cash Flows from Operating Activities:
      Net (Loss) Income                                $  (168)       $   272
      Reconciliation of Net (Loss) Income to Net Cash
       (Used in) Provided by Operating Activities:
        Changes in Assets and Liabilities:
          Restricted Cash                                    5            231
            Property Held for Development                  (78)        (2,169)
            Homes Held for Sale                           (434)            (3)
            Other Assets                                  (849)         1,088
            Income Taxes Payable                           -              (56)
            Accrued Interest and Other
             Liabilities, Net                              917          2,112

              Net Cash (Used in) Provided by
              Operating Activities:                       (607)         1,475

Cash Flows from Investment Activities:
      Securities Sold under Agreement
       to Resell                                         1,900            300
      Cash and Securities Held in Trust Account            -           (2,431)

Cash Flows from Financing Activities:
      Payments of Notes Payable                           (978)          (442)
      Treasury Stock                                      (105)           -

Net Increase (Decrease) in Cash                            210         (1,098)

Cash at Beginning of Period                                381          1,667

Cash at End of Period                                  $   591        $   569







         See accompanying notes to Consolidated Financial Statements.

                                 DOVER INVESTMENTS CORPORATION
                                       AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements

                                         June 30, 1995



1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of June 30, 1995, and December 31, 1994, the related consolidated statements of operations for the three month and six month periods ended June 30, 1995 and 1994, and the consolidated statements of stockholders' equity and cash flows for the six month periods ended June 30, 1995 and 1994, reflect all adjustments (consisting of normal recurring accruals and elimination of significant intercompany transactions and balances) necessary for a fair presentation of Dover Investments Corporation ("Dover") and its wholly-owned subsidiaries (collectively with Dover, the "Company").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1994 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the three months and six months ended June 30, 1995, are not necessarily indicative of the results which may be expected for the entire year.

Prior year financial statements have been reclassified to conform to current year presentation.

The symbols for the Class A Common Stock and the Class B Common Stock are "DOVR-A" and "DOVR-B", respectively.

2.    NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute net income per share was 1,113,558 at June 30, 1995, and 1,127,360 at June 30, 1994.









3.    CONTINGENCIES

The Company, as the parent company of a group of affiliated corporations filing consolidated Federal income tax returns, was contingently liable for any liabilities arising with respect to Homestead Savings and Loan Association (the "Association") from such returns filed for tax years through August 6, 1991. The Internal Revenue Service ("IRS") has completed examinations of all such federal income tax returns from 1985 through 1990; no examination of the 1991 return is anticipated. The resolution of such examinations involved settlements which were approved by the Congressional Joint Tax Committee. Pursuant to such settlements, the Company received a check from the IRS in July 1995, for $3,987,918.66, of which $1,029,660.89 represents interest. Additionally, the Company has been allowed a loss carryforward (from 1990) of $34,682,841, due to the worthlessness of the stock of the Association, which occurred in the taxable year ended December 31, 1990.

The Franchise Tax Board ("FTB") of the State of California has also made tax claims against the Company for certain years when combined returns were filed with the Association. The Resolution Trust Corporation ("RTC") is handling these claims, all of which are attributable to the operations of the Association. The FTB and RTC have verbally advised representatives of the Company that the amount of tax in controversy has been agreed to by the RTC and FTB and is approximately $1,000,000 plus interest.

The Company filed a lawsuit against the RTC in 1994 based on the RTC's disallowance of certain claims made against the RTC by the Company in its capacity as a creditor of the Association. Most of the claims made by the Company against the RTC had to do with the Company's potential liability to the IRS and FTB arising from the tax controversies referred to above, which have now been resolved.

A settlement agreement has been entered into by the Company and the RTC providing that: (1) of approximately $2,500,000 which is held in a Trust Account, $707,395, plus interest, will be distributed to the Company; (2) the balance of such Trust Account will be distributed to the RTC; and (3) the RTC will pay to the FTB the tax deficiency and interest referred to above. The timing of the foregoing distributions from the Trust Account, under the terms of the settlement, depends upon when the RTC makes its payment to the FTB.

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




MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND          PART I
RESULTS OF OPERATIONS                                                  ITEM 2



LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1995, the Company's investment in property held for development and homes held for sale increased by $264,000 from its carrying value at December 31, 1994. This increase resulted from the capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and the subdivision in Tracy, California (the "Tracy Joint Venture"). At June 30, 1995, the Company has improved 97 lots, and has built seventy houses at the Marina Vista property. Aside from four model homes, which are not for sale, all but three of the houses have been sold. The Company has recently commenced construction on an additional 10 homes, five of which have been sold but have not closed. In addition, the Marina Vista property has land for an additional 152 lots. The Tracy Joint Venture property currently has an approved tentative subdivision map for 160 lots. At June 30, 1995, the Tracy Joint Venture had substantially completed the off-tract improvement plans and final subdivision map for the first phase of 50 lots. Concurrently with the processing described above, The Tracy Joint Venture is proceeding to process a new subdivision map for the entire property which would subdivide the property into approximately 383 lots; there should be a proportionate increase in the value of the property which will enhance the eventual development or sale of the property.

During the six months ended June 30, 1995, the Company's primary liquidity needs were to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves and from revenues from home sales. The Company also obtained construction financing from private sources secured by the homes under construction. The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales and from construction financing when deemed appropriate. The Company believes that it will have sufficient cash available to complete the development and construction of the Marina Vista property, has the ability to pay off the debt discussed below when it becomes due, and make its required contributions to the Tracy Joint Venture.

The Company is the obligor on a $7,500,000 promissory note carried back by the seller of the Marina Vista property. The Company paid an additional principal payment of $1,500,000 on December 6, 1994, therefore reducing the required principal payment on September 29, 1995, to $1,000,000. The note requires a principal payment of $2,500,000 on September 29, 1996, and the balance of unpaid principal on March 29, 1997. At June 30, 1995, the Company has outstanding construction borrowing of $1,361,100 secured by lots and homes under construction with a maturity date of September 28, 1995. The Company has also obtained an $802,000 loan secured by the four model homes. The loan on the model homes matures on June 30, 1998. The interest rates on the construction loan and model homes range between prime plus one and one half percent and eleven and one quarter percent.


RESULTS OF OPERATIONS

For the quarter ended June 30, 1995, the Company had a net loss of $84,000, compared to a net income of $336,000 for the same period in 1994. For the six months ended June 30, 1995, net loss was $168,000, compared to a net income of $272,000 for the same period in 1994. The net loss for the first six months of 1995 resulted from relatively slow home sales.

The interest income of $14,000 in the second quarter of 1995 and $43,000 for the six months in 1995 were attributable to the Company investing its funds in overnight investments which are collateralized by mortgage-backed certificates and are held on behalf of the Company by the dealers who arranged the transaction. At June 30, 1995, such overnight investments, with an average interest rate of 5.80% and a market value of the underlying collateral of $500,956, totaled $500,000.

For the six months ended June 30, 1995, general and administrative expenses decreased by $59,000, from those expenses incurred in the same period in 1994. The decrease resulted from reductions in professional fees and other administrative expenses. At June 30, 1995, the cost of sales decreased by $1,065,000, compared to the same period in 1994. The decrease resulted from the construction of fewer homes.































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

            None

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On June 7, 1995, the Company held its annual meeting of stockholders for the purpose of electing directors, ratifying and approving the amendment to the stock option plan for nonemployee directors, ratifying and approving the Company's 1995 stock option plan and ratifying the appointment of the Company's auditors. All of the Company's nominees were elected directors as follows:
            Arnold Addison, 445,339 votes for and 4,182 votes withheld; Michael Raddie, 445,349 votes for and 4,182 votes withheld; Larry Freels, 2,650,020 votes for and 89,210 votes withheld; John Gilbert, 2,650,020 votes for and 89,210 votes withheld; Lawrence Weissberg, 2,649,800 votes for and 89,430 votes withheld; and Will C. Wood, 2,650,020 votes for and 89,210 votes withheld. The proposal to ratify and approve the stock option plan for nonemployee directors was approved with 3,061,502 votes for, 110,816 votes against and 16,211 votes abstaining. The proposal to ratify and approve the Company's 1995 stock option plan was approved with 2,792,405 votes for, 144,328 votes against and 14,823 votes abstaining. The proposal to ratify the appointment of Grant Thornton as the Company's independent public accountant for the year ended December 31, 1994, was approved with 3,172,528 votes for, 3,652 votes against and 12,376 votes abstaining.

Item 5.     OTHER INFORMATION

            The Company's Class A Common Stock and Class B Common Stock are traded on the National Quotation Bureau pink sheets and on the NASD OTC Bulletin Board under the symbols DOVR-A and DOVR-B.




Item 6.     EXHIBITS AND FINANCIAL DATA SCHEDULE AND REPORTS ON FORM 8-K

            A.     Exhibits
            The exhibits listed below are filed with this report.

            10.10  Stock Option Plan for Nonemployee Directors.

            10.11 Form of Nonqualified Stock Option Agreement as of November 16, 1994.

            10.12  1995 Stock Option Plan.

            10.13  Form of Incentive Stock Option Agreement.

            10.14  Form of Nonqualified Stock Option Agreement.

            27.1   Financial Data Schedule for the Quarter Ended June 30,
                   1995.

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

                                   DOVER INVESTMENTS CORPORATION


Date:  August 9, 1995              By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer