Form 10QSB
period 1995-09-30
DOVER INVESTMENTS CORP
filed 1995-11-07
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                                       Washington, DC  20549

                                            FORM 10-QSB

      (Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1995


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

   Yes     X      No

                               APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995, were are follows:

      Class A Common Stock, $.01 par value     728,619 Shares of Common Stock

      Class B Common Stock, $.01 par value     327,338 Shares of Common Stock


                         Transitional Small Business Disclosure Statement
                                    Yes            No    X

                     THIS REPORT CONSISTS OF  12  SEQUENTIALLY NUMBERED PAGES.

                           DOVER INVESTMENTS CORPORATION
                                       INDEX


                                                               Page
                                                               Number
PART I.      FINANCIAL INFORMATION

Item 1.

      Financial Statements

      Consolidated Balance Sheets
      as of September 30, 1995 and December 31, 1994........... 3

      Consolidated Statements of Operations for the
      Three Months and Nine Months Ended September 30, 1995
      and 1994................................................. 4

      Consolidated Statement of Stockholders'
      Equity for the Nine Months Ended September 30, 1995...... 5

      Consolidated Statements of Cash Flows
      for the Nine Months Ended September 30, 1995 and 1994.... 6

      Notes to Consolidated Financial Statements............... 7

Item 2.

      Management's Discussion and Analysis of Financial
      Condition and Results of Operation........................9

PART II.     OTHER INFORMATION ................................11

SIGNATURES ....................................................12




















                              DOVER INVESTMENTS CORPORATION
                                    AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                         September 30, 1995 and December 31, 1994

                           (in thousands except share amounts)

ASSETS                                                 09-30-95     12-31-94

  Cash                                                  $   464      $   381
  Restricted Cash                                           521           92
  Securities Purchased under
    Agreement to Resell                                   3,400        2,400
  Cash and Securities Held in
    Trust Account                                         1,866        2,500
  Homes Held for Sale                                     1,485        1,291
  Property Held for Development                          22,150       22,231
  Other Assets                                            1,647          923

TOTAL ASSETS                                            $31,533      $29,818

LIABILITIES AND STOCKHOLDERS' EQUITY

  Income Taxes Payable                                  $   335      $   230
  Accrued Interest and Other Liabilities                  3,837        3,576
  Notes Payable                                           7,993       10,400

TOTAL LIABILITIES                                        12,165       14,206

  Minority Interest in Joint Venture                         50          297

STOCKHOLDERS' EQUITY

  Class A Common Stock par value, $.01
    per share--Authorized 2,000,000 shares;
    issued 795,020 at 9/30/95 and
    795,020 at 12/31/94                                       8            8
  Class B Common Stock par value, $.01
    per share--Authorized 1,000,000 shares;
    issued 327,338 at 9/30/95 and
    327,338 at 12/31/94                                       3            3
  Additional paid-in capital                             18,595       14,715
  Retained Earnings from January 1, 1993                  1,028          606
  Treasury Stock (Class A Common Stock
    71,400 shares at 9/30/95 and 5,000
    shares at 12/31/94)                                    (316)         (17)

TOTAL STOCKHOLDERS' EQUITY                               19,318       15,315

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $31,533      $29,818

        See accompanying notes to Consolidated Financial Statements.

                                   DOVER INVESTMENTS CORPORATION
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                (in thousands except share amounts)



                              Three Months Ended         Nine Months Ended
                                 September 30,             September 30,

                                1995      1994            1995       1994

Home Sales                    $  1,507   $  1,644       $  4,083   $  5,929
Cost of Sales                   (1,104)    (1,270)        (3,256)    (4,487)

   Gross Profit                    403        374            827      1,442

Selling Expenses                  (315)      (182)          (622)      (594)
General and Administrative
 Expenses                          129       (156)          (198)      (542)

                                  (186)      (338)          (820)    (1,136)

   Operating Profit                217         36              7        306

Other Income
   Interest                        587         26            630        192
   Other                           -          -              -           22

   Total Other Income              587         26            630        214


Income before Taxes                804         62            637        520
Provision for Taxes               (215)      (196)          (215)      (382)

Net Income (Loss)             $    589   $   (134)      $    422   $    138

Net Income (Loss) Per Share   $   0.56   $  (0.12)      $   0.40   $   0.12













        See accompanying notes to Consolidated Financial Statements.





                                   DOVER INVESTMENTS CORPORATION

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           For the Nine Months Ended September 30, 1995

                                          (in thousands)



                                                     Additional                  Treasury
                                    Common  Stock      Paid-In     Retained      Stock
                                   Class A  Class B    Capital     Earnings      at Cost     Total

Balance at January 1, 1995       $  8       $  3       $14,715     $   606       $    (17)   $15,315

  Repurchase of 71,400 shares
    of Class A Common Stock
    at 9/30/95                   $  -         -            -           -             (299)      (299)

  Additions to Paid-In Capital   $  -         -          3,880         -               -       3,880

  Net Gain                       $  -         -            -           422             -         422

Balance at September 30, 1995    $  8       $  3       $18,595     $ 1,028       $   (316)   $19,318
























         See accompanying notes to Consolidated Financial Statements.


                                   DOVER INVESTMENTS CORPORATION
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Nine Months ended September 30, 1995 and 1994

                                          (in thousands)



                                                             Nine Months
                                                         Ended September 30,
                                                         1995           1994
Increase in Cash
Cash Flows from Operating Activities:
      Net Income                                       $   422        $   138
      Reconciliation of Net Income to Net Cash
       (Used in) Provided by Operating Activities:
        Changes in Assets and Liabilities:
          Restricted Cash                                 (429)           384
            Property Held for Development                   81         (2,827)
            Homes Held for Sale                           (194)            (3)
            Other Assets                                  (724)         1,118
            Income Taxes Payable                           105            (14)
            Accrued Interest and Other
             Liabilities, Net                              261           (643)

              Net Cash Used in
              Operating Activities:                       (478)        (1,847)



Cash Flows from Investment Activities:
     Equity of Minority Interest                          (247)           -
      Securities (Purchased) Sold Under
       Agreement to Resell                              (1,000)         1,350
      Cash and Securities Held in Trust Account            634         (2,431)
      Additional Paid-In Capital
       Resulting from the Recovery of
       Income Taxes and Interest                         3,880          2,869

Cash Flows from Financing Activities:
      Repayment of Notes Payable                        (2,407)           -
      Proceeds from Notes Payable                          -              658
      Treasury Stock                                      (299)           (17)

Net Increase in Cash                                        83            582

Cash at Beginning of Period                                381          1,667

Cash at End of Period                                  $   464        $ 2,249

          See accompanying notes to Consolidated Financial Statements.

                                 DOVER INVESTMENTS CORPORATION
                                       AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements

                                      September 30, 1995



1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of September 30, 1995, and December 31, 1994, the related consolidated statements of operations for the three month and nine month periods ended September 30, 1995 and 1994, the consolidated statements of stockholders' equity ended September 30, 1995, and cash flows for the nine month periods ended September 30, 1995 and 1994, reflect all adjustments (consisting of normal recurring accruals and elimination of significant intercompany transactions and balances) necessary for a fair presentation of Dover Investments Corporation ("Dover") and its wholly-owned subsidiaries (collectively with Dover, the "Company").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1994 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the three months and nine months ended September 30, 1995, are not necessarily indicative of the results which may be expected for the entire year.

Prior year financial statements have been reclassified to conform to current year presentation.

The symbols for the Class A Common Stock and the Class B Common Stock are "DOVR-A" and "DOVR-B", respectively.

2.    NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute net income per share was 1,073,484 at September 30, 1995, and 1,118,401 at September 30, 1994.









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

The Company filed a lawsuit against the Resolution Trust Corporation ("RTC") in 1994, based on the RTC's disallowance of certain claims made against the RTC by the Company in its capacity as a creditor of the Association. This lawsuit has now been settled. Most of the claims made by the Company against the RTC had to do with the Company's potential liability to the IRS, and to the Franchise Tax Board of the State of California ("FTB"), for taxes, which tax claims have now been resolved.

The settlement agreement which has been entered into by the Company and the RTC settling the Company's lawsuit against the RTC provides: (1) of approximately $2,500,000 which had been held in a Trust Account, $707,395 plus interest, was to be distributed to the Company (this distribution was made September 21, 1995); (2) the balance of such Trust Account will be distributed to the RTC; and (3) the RTC will pay to the FTB certain taxes and interest attributable to operations of the Association and which total approximately $1,000,000 plus interest. The remaining distribution from the Trust Account, under the terms of the settlement, will be made after the RTC makes its payment to the FTB.

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








MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND          PART I
RESULTS OF OPERATIONS                                                  ITEM 2



LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1995, the Company's investment in property held for development and homes held for sale increased by $113,000 from its carrying value at December 31, 1994. This increase resulted from the capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and the subdivision in Tracy, California (the "Tracy Joint Venture").

At September 30, 1995, the Company has completed lot improvements on 97 lots and is currently constructing lot improvements for an additional 53 lots.
The Company has built 80 homes at Marina Vista and, aside from the four model homes which are not for sale, all but 8 have been sold and closed. In addition to the lots which are currently improved or under construction, the Company has land for an additional 99 lots at Marina Vista. The market for homes at Marina Vista has been slow and the Company is examining ways to increase the pace of sales.

The Tracy Joint Venture property has an approved vested tentative subdivision map for 160 half-acre lots (the Old Map). The engineering has been completed for the improvements plans and final subdivision map on the first 50 lots covered by the Old Map. Notwithstanding the Old Map, the Tracy Joint Venture is proceeding to process applications for a new subdivision map for the property covered by the Old Map which if approved would subdivide the property into approximately 390 lots. The Tracy Joint Venture believes that such a new subdivision of the property would enhance the eventual development and sale of the property. On October 25, 1995, the Tracy City Planning Commission (i) approved the application of the Tracy Joint Venture for an amendment to the Tracy General Plan which would allow a change in the zoning on the property from Very Low Density Residential ("VLDR"), which permits no more than two lots to the acre, to Low Density Residential ("LDR"), which permits up to six lots per acre; (ii) approved the application of the Tracy Joint Venture for a change in the zoning from VLDR to LDR; and (iii) recommended to the Tracy City Council that it certify the new Supplemental Environmental Impact Report on the property which has been completed and is consistent with a subdivision of the property into 390 lots. The Tracy Joint Venture is continuing to process the various applications necessary to complete the entitlement of the property for 390 lots.

During the nine months ended September 30, 1995, the Company's primary liquidity needs were to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves and from revenues from home sales. The Company also obtained construction financing from private sources secured by the homes under construction. The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales and from construction financing when deemed appropriate. The Company believes that it will have sufficient cash available to complete the development and construction of the Marina Vista property, has the ability to pay off the debt discussed below when it becomes due, and make its required contributions to the Tracy Joint Venture.

The Company is the obligor on a $7,500,000 promissory note carried back by the seller of the Marina Vista property. The Company paid additional principal payments of $1,500,000 on December 6, 1994, and $1,189,188 on September 29, 1995, therefore reducing the loan amount to $4,810,000. The note requires a principal payment of $2,500,000 on September 29, 1996, and the balance of unpaid principal on March 29, 1997. At September 30, 1995, the Company has outstanding construction borrowing of $1,279,850 secured by lots and homes under construction with a maturity date of September 30, 1996. The Company has also obtained an $802,000 loan secured by the four model homes. The loan on the model homes matures on June 30, 1998. The interest rates on the construction loan and model homes range between prime plus one and one half percent and eleven and one quarter percent.

RESULTS OF OPERATIONS

For the quarter ended September 30, 1995, the Company had a net income of $589,000, compared to a net loss of $134,000 for the same period in 1994. For the nine months ended September 30, 1995, net income was $422,000, compared to a net income of $138,000 for the same period in 1994. The net income for the first nine months of 1995 resulted from interest income received pertaining to the IRS tax settlements.

The increase in additional paid-in capital in the nine months ended September 30, 1995, was a result of the recovery of $3,137,000 in tax refunds together with $629,000 in accrued interest. The increase is related to the period prior to the quasi-reorganization.

The interest income of $587,000 in the third quarter of 1995 and $630,000 for the nine months in 1995 were attributable to two sources: $567,000 was received from the IRS relative to the $3,137,000 tax refund and $63,000 was attributable to the Company investing its funds in overnight investments which are collateralized by mortgage-backed certificates and are held on behalf of the Company by the dealers who arranged the transaction. At September 30, 1995, such overnight investments, with an average interest rate of 5.68% and a market value of the underlying collateral of $3,539,577, totaled $3,400,000.

For the nine months ended September 30, 1995, general and administrative expenses decreased by $344,000, from those expenses incurred in the same period in 1994. The decrease of $325,000 resulted from reimbursement of professional fees incurred by the Company in connection with the IRS settlement and preparation and filing of claims against the RTC.








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

            27.1  Financial Data Schedule for the Quarter Ended June 30,
                  1995.

            B     Reports on Form 8-K
            A report on Form 8-K, dated April 28, 1995, reported a tax settlement with the IRS for tax years 1985 - 1990.

























                                          SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DOVER INVESTMENTS CORPORATION


Date:  November 7, 1995            By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer