Form 10KSB
period 1995-12-31
DOVER INVESTMENTS CORP
filed 1996-03-19
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934   [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995
                                        OR
    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934    [NO FEE REQUIRED]
         For the transition period from                to

                          Commission File Number 1-8631

                          DOVER INVESTMENTS CORPORATION
                  (Name of small business issuer in its charter)

                    DELAWARE                      94-1712121
        (State or other jurisdiction of   (I.R.S. Employer Identification No.)
         incorporation or organization)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for its most recent fiscal year, which is the year ended December 31, 1995 were $5,311,323.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of the Class A Common Stock and Class B Common Stock as of March 1, 1996, was $4,036,308. The average bid and asked prices of Class A Common Stock and Class B Common Stock were $6.625 and $6.625 per share, respectively, on that date.

The number of shares outstanding of each of the issuer's classes of Common Stock as of March 1, 1996, were as follows:

          Title                                     Shares Outstanding

     Class A Common Stock ..........................        646,878
     Class B Common Stock ..........................        321,018

           Transitional Small Business Disclosure Statement
                           Yes        No  X

                  DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement relating to the registrant's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-KSB.












                           TABLE OF CONTENTS
                                                               Page No.


                                PART I



   ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . .  1

   ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . .  3

   ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .  3

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . .  4



                                PART II



   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS . . . . . . . . . . . . . . . . . . . . . . . .  4

   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . .  6

   ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . .  8

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . .  9



                               PART III



   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
             ACT . . . . . . . . . . . . . . . . . . . . . . . . . .  9

   ITEM 10.  EXECUTIVE COMPENSATION .. . . . . . . . . . . . . . . . .9

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . .  9

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . 10

   ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K. . . . . . . . . 10



APPENDIX A.   CONSOLIDATED FINANCIAL STATEMENTS OF DOVER INVESTMENTS
              CORPORATION AND SUBSIDIARIES, AND REPORT OF
              INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS,
              DECEMBER 31, 1995 AND 1994







                              PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Dover Investments Corporation as Thrift Holding Company

          Dover Investments Corporation (the "Company"), formerly Homestead Financial Corporation, previously owned all of the outstanding stock of Homestead Savings, a Federal Savings and Loan Association (the "Association"). (The term "the Company", as used herein, includes the Company and all of its wholly-owned subsidiaries.) On August 6, 1991, the Association completed the exchange of certain subordinated debentures for convertible voting preferred stock of the Association. The exchange reduced the Company's voting control of the Association to 20.7%.

          On October 30, 1992, the Office of Thrift Supervision ("OTS") placed the Association in receivership with the Resolution Trust Corporation ("RTC") as receiver. Certain assets and liabilities of the Association were transferred to a newly created federal savings association. The new association was then placed in conservatorship and the RTC appointed as conservator. The Company retains no interest in the Association or in the new institution.

Current Operations

          The Company engages primarily in land development and building of single family homes.

          Real Estate Development. At December 31, 1995, the Company has completed lot improvements on 150 lots at Marina Vista in San Leandro. The Company has built 80 homes at Marina Vista and, aside from the 4 model homes which are not for sale, all but 8 have been sold. In addition to the lots which are currently improved, the Company has land for an additional 99 lots at Marina Vista. The market for homes at Marina Vista has been slow and the Company has recently adjusted its sales prices to be more competitive in its market place. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the financing of the Marina Vista property.

          Land Development. In 1994 the Company entered into a Joint Venture (the "Glenbriar Joint Venture") with Westco Community Builders, Inc. ("Westco") to acquire and develop property located in Tracy, California. The Glenbriar Joint Venture property has an approved vested tentative subdivision map for 160 half-acre lots (the "Old Map"). The engineering has been completed for the improvements plans and final subdivision map on the first
50 lots covered by the Old Map. Notwithstanding the Old Map, the Glenbriar Joint Venture is proceeding to process applications for a new subdivision map for the property covered by the Old Map which, if approved, would subdivide the property into approximately 395 lots. The Company believes that such a subdivision of the property would enhance the eventual development and sale of the property. The Tracy City Planning Commission and the Tracy City Council have (I) approved the application of the Glenbriar Joint Venture for an amendment to the Tracy General Plan which would allow a change in the zoning on the property from Very Low Density Residential ("VLDR"), which permits no more than two lots to the acre, to Low Density Residential
("LDR"), which permits up to six lots per acre; (ii) approved the application of the Glenbriar Joint Venture for a change in the zoning from VLDR to LDR; and (iii) certified the new Supplemental Environmental Impact Report on the property which is consistent with a subdivision of the property into 395 lots. The Tracy Planning Commission has also approved the Preliminary Development Plan for the Property showing the property subdivided into 395 lots.

     On January 1, 1996, the Company formed Glenbriar Venture #2, a limited liability company ("LLC"), with Westco. The LLC purchased from Westco options to purchase land adjacent to the Glenbriar Joint Venture property. This adjacent land is sufficient for approximately 506 residential lots and currently has exactly the same entitlement status as the Glenbriar Joint Venture property. The Company anticipates developing and selling lots in both the Glenbriar Joint Venture property and the Glenbriar Venture #2 property.

     The Company expects that the Marina Vista project and the Glenbriar project will provide a profit from the sale of homes and lots. The Company expects to invest in other real estate projects when appropriate opportunities occur and is not subject to any limitations on the percentage of assets which may be invested in any single investment or type of investment.

          Other Assets. The Company also holds approximately $3.4 million of cash, cash equivalents, and securities purchased under agreement to resell.

Regulation

          Because the Company owned 100% of the outstanding common stock of the Association, it was required to register as a savings and loan holding company under the Home Owners' Loan Act of 1933, as amended, and the regulations promulgated by the OTS at 12 CFR 584. Although the Company does not have an interest in and does not exercise control of the Association, the OTS takes the position that the Company continues to be registered as a savings and loan holding company. As a result, the Company may be subject to the examination, supervision and reporting requirements of the OTS and the Federal Deposit Insurance Corporation (the "FDIC").

          The Company is evaluating the possibility of obtaining a release from registration as a savings and loan holding company. There can be no assurance as to when, or if, the OTS will approve a release, or what conditions might accompany such approval.

Employees

          The Company currently has four full-time employees, all of whom work at the Company's executive offices in San Francisco.

Leases

          The Company entered into an agreement to sublease new premises from a related party corporation for a term that commenced on April 1, 1993 and ends on February 15, 1999. The Company's share of the sublease equals 46% of the total rent paid which approximates $2,876 per month for 1995. The Company is also responsible for a yearly operating cost payment equal to 1.256 percent of the basic operating cost, which amounted to $1,877 for 1995.

ITEM 2.   DESCRIPTION OF PROPERTY

          Information required by this item is incorporated by reference to the information included under "Item 1 -- Description of Business -- Current Operations -- Real Estate Development" and " -- Leases" in this report.

ITEM 3.   LEGAL PROCEEDINGS

          The Company, as the parent company of a group of affiliated corporations filing consolidated Federal income tax returns, was contingently liable for any liabilities arising with respect to the Association from such returns filed for tax years through August 6, 1991. The Internal Revenue Service ("IRS") has completed examinations of all such federal income tax returns from 1985 through 1990; no examination of the 1991 return is anticipated. The resolution of such examinations involved settlements which were approved by the Congressional Joint Tax Committee. Pursuant to such settlements, the Company received $3,987,918.66 from the IRS in July 1995, $1,029,660.89 of which represents interest. Additionally, the Company has been allowed a loss carryforward from 1990 of $37,853,056, due to the worthlessness of the stock of the Association, which occurred in the taxable year ended December 31, 1990.

          The Company filed a lawsuit against the Resolution Trust Corporation ("RTC") in 1994, based on the RTC's disallowance of certain claims made against the RTC by the Company in its capacity as a creditor of the Association. This lawsuit has now been settled. A Final Judgment was entered on January 18, 1996. Most of the claims made by the Company against the RTC had to do with the Company's potential liability to the IRS and the Franchise Tax Board of the State of California ("FTB"), for taxes which tax claims have now been resolved.

          The settlement agreement entered into by the Company and the RTC provided for a distribution to the Company of $707,395 plus interest. Therefore, on September 21, 1995, the Company received a check from the Trust Account in the total amount of $741,632. This Trust Account in the total amount of approximately $2,500,000 had been established in connection with the RTC litigation. The balance of the Trust Account was distributed to the RTC pursuant to the settlement agreement on January 4, 1996 and January 22, 1996. By letter dated January 3, 1996 the Company was advised by the FTB that the liabilities for the years 1980 through 1988 had been satisfied in full and that there were no unsatisfied assessments for California Franchise Tax against the Association.

          The result of the above is that the contingent liabilities for taxes and/or RTC matters as described above have been satisfied in full.

          The Company has an agreement to indemnify its directors who formerly served as directors and/or officers of the Association and its subsidiaries. The RTC, in a letter dated March 10, 1993, advised the present and former directors and officers of the Association and its subsidiaries of potential claims that the RTC may assert against them for the recovery of losses suffered by the Association and its subsidiaries in connection with certain specified actions and loan transactions. No action has been taken by the RTC on this matter for quite some time and the RTC went out of existence on December 31, 1995. Counsel to the Company have advised the Company that in light of these circumstances and the likelihood of the expiration of the statute of limitations, they do not see any prospect of material liability to the RTC. Consequently, the Company has not provided for any further contingencies on these matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.



                              PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Market Information

          Shares of the Class A Common Stock and the Class B Common Stock are currently traded on the NASD OTC Bulletin Board under the symbols DOVR-A and DOVR-B.

          The high and low bid information for 1995 and 1994 are as reported on the National Quotation Bureau Pink Sheets. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                       CLASS A COMMON STOCK

                                       High                Low

Fiscal 1995 Quarter Ended:
       March 31                        2.500               2.000
       June 30                         4.750               4.000
       September 30                    5.875               5.375
       December 31                     7.000               6.250


Fiscal 1994 Quarter Ended:
       March 31                        1.750               1.375
       June 30                         2.750               2.250
       September 30                    4.000               3.500
       December 31                     2.625               2.125


                       CLASS B COMMON STOCK

                                       High                Low

Fiscal 1995 Quarter Ended:
       March 31                        2.500               2.000
       June 30                         4.750               4.000
       September 30                    5.875               5.375
       December 31                     7.000               6.250

Fiscal 1994 Quarter Ended:
       March 31                        1.750               1.375
       June 30                         2.750               2.250
       September 30                    4.000               3.500
       December 31                     2.625               2.125


Holders

         As of March 1, 1996, there were 599 stockholders of record of the Class A Common Stock and 178 stockholders of record of the Class B Common Stock.





Dividends

         The Company has not paid dividends on the Class A Common Stock and Class B Common Stock since June 30, 1989 and presently has no intention to pay dividends in the foreseeable future.

         In June 1995, the Company's Board of Directors approved a stock repurchase program under which the Company may, subject to certain requirements, purchase up to 200,000 shares of its Common Stock in the open market. As of December 31, 1995, the Company had repurchased 134,860 shares of Common Stock at an aggregate purchase price of $672,873.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 1995 and 1994

         The Company had net income of $452,000 for the year ended December 31, 1995, compared to $248,000 for the year ended December 31, 1994. The increase in net income is attributable to interest income received as a result of tax settlements and expense reimbursements with the IRS and RTC and higher average cash balances and interest rates in 1995.

         In the year ended December 31, 1995, the Company closed the sale of 13 homes, compared to 26 homes sold in the year ending December 31, 1994. Total sales were $4,615,000 for 1995, resulting in a gross profit of $612,000 and a gross profit margin of 13 percent, compared to total sales of $9,087,000 for 1994, resulting in a gross profit of $2,028,000 for the year and a gross profit margin of 22 percent. The decrease in profit is attributable to the cost of additional buyer incentives granted due to a decrease in demand. Selling expenses of $252,000 include the costs of maintaining a sales office, the 4 model homes and fees payable to Westco. General and administrative expenses decreased from $804,000 in 1994 to $354,000 in 1995. The decrease resulted from reimbursement of professional fees incurred by the Company in connection with the IRS settlement and preparation and filing of claims against the RTC and the receipt of Delaware Franchise Tax refunds.

         Interest income in 1995 increased to $697,000 compared to $235,000 in 1994. The increase was attributable to two sources; $523,000 was received from the IRS as a result of the tax refunds and $34,000 as a result of settlements with the RTC discussed above under "Item 3 -- Legal Proceedings". The remaining $140,000 was attributable to the Company investing its funds in overnight investments which are collateralized by mortgage-backed certificates and are held on behalf of the Company by dealers who arranged the transaction. At December 31, 1995, such overnight investments, with a weighted average interest rate of 5.56% and a market value of the underlying collateral of $2,304,263, totalled $2,300,000, compared to $2,400,000 in 1994.

         The Company elected to wind up and dissolve its wholly-owned subsidiary, Gramercy Mortgage Corporation ("GMC"), and its wholly-owned subsidiary, Homestead Insurance Services, Inc. ("HISI"), effective December 31, 1994. All remaining assets have been distributed to the Company as the sole shareholder. Operations for both entities were discontinued in 1992.

         Costs for the development of property and the building of homes are capitalized during the construction period. Such costs include expenditures for land, land improvements, model homes, capitalized interest, and construction in progress. (See NOTE C to the Consolidated Financial Statements). When a home is sold, proceeds are reduced by the cost of sales which includes land, site development, construction, management and financing costs.

Liquidity and Capital Resources

         At December 31, 1995, the Company had total assets of $28,120,000, as compared to total assets of $29,818,000 at December 31, 1994. The cost of the Company's property being developed was $24,008,000 in 1995, compared to $23,522,000 in 1994. Highly liquid assets were $3,403,000 at December 31, 1995, compared to $2,873,000 at December 31, 1994.

         The Company's total liabilities decreased to $8,486,000 at December 31, 1995, compared to $14,206,000 at December 31, 1994. This decrease was attributable primarily to a decrease in other liabilities to $466,000, in 1995, from $3,806,000, in 1994, resulting from accrued tax liabilities, and a $2,380,000 reduction in notes payable.

         During 1995 and 1994, additional paid-in capital increased by $618,000 and $368,000, respectively, due to the realization of a benefit from net operating loss carryforwards.

         Other increases in the additional paid-in capital for the year ended December 31, 1995, were due to the following: $3,465,000, of which $507,000 represented interest from an IRS refund; $282,000 in interest from the RTC settlement; and an adjustment of $394,000 for previously accrued liabilities. These increases, less related income taxes of $289,000, are related to the period prior to the quasi-reorganization.

         During 1992, the Company renegotiated several terms of a $10,000,000 mortgage loan payable to the seller of the Marina Vista property. The loan had been secured by a deed of trust which encumbered the entire Marina Vista property and matured on March 21, 1994. The loan has been modified to mature on March 29, 1997, with interim payments of principal as described below, and the seller released the first fifty-four lots (Phase I) from the lien of its deed of trust without receiving any release price in exchange. The release price on the balance of the lots securing the deed of trust was adjusted accordingly. The Company has made the required principal payment of $2,500,000, due on September 29, 1995, as follows: $1,500,000 on December 6, 1994, and $1,190,000 on September 29, 1995, therefore reducing the principal balance to $4,810,000. The note requires a principal payment of $2,500,000 on September 29, 1996, and the balance of unpaid principal on March 29, 1997. The Company expects that proceeds from the sale of the homes to be constructed will be sufficient to pay down the principal balance of the loan by the required dates, although no assurances can be given in this regard. Interest on the loan at 12% per annum continues to be payable quarterly.

         During 1995, the Company's primary liquidity need was funding development costs of the Marina Vista and Glenbriar Joint Venture projects, principal payments of $2,380,000 and interest payments of $1,069,551.

         During 1995, the Company borrowed a total of $1,307,000 from a private source to pay for home construction costs. The loan is secured by lots and homes under construction in the Marina Vista project and will be paid from the proceeds of home sales. The loan bears interest at the rate of prime plus 1.5 percent per annum and matures on September 30, 1996. The Company also obtained an $802,000 loan secured by the four model homes. The loan bears interest at the rate of 11.25 percent per annum and matures on June 30, 1998.

         The Company's primary source of liquidity during 1995 was from settlements with the IRS and RTC, described in "Item 3 -- Legal Proceedings", and the proceeds of home sales. The Company may also borrow funds from time to time to develop fully both the Marina Vista and the Glenbriar Joint Venture projects.


ITEM 7.  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company, as set forth on the pages indicated, are filed as part of this report.

         Index to Financial Statements

         Report of Independent Certified Public Accountants . . . . . .A-1

         Consolidated Balance Sheets at December 31, 1995 and 1994 . . A-2

         Consolidated Statements of Income for the Years Ended
             December 31, 1995 and 1994 . . . . . . . . . . . . . . . .A-3

          Consolidated Statement of Stockholders' Equity for the
             Years Ended December 31, 1995 and 1994 . . . . . . . . . .A-4

          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1995 and 1994 . . . . . . . . . . . . . . . .A-5


          Notes to Consolidated Financial Statements for the Years
             Ended December 31, 1995 and 1994 . . . . . . . . . . . . .A-6


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

          The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 1 -- Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 1996 Annual Meeting of Stockholders.


ITEM 10.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Directors" contained in the Proxy Statement to be used by the Company in connection with its 1996 Annual Meeting of Stockholders.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement to be used by the Company in connection with its 1996 Annual Meeting of Stockholders.




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" contained in the Proxy Statement to be used by the Company in connection with its 1996 Annual Meeting of Stockholders.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  The exhibits listed below are filed with this report.

          Copies of such exhibits may be obtained without charge by any stockholder upon request addressed to the Assistant Secretary of the Company.

                3.1 Restated Articles of Incorporation and Restated By-Laws of the Company.(4)

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

               10.6      Stock Option Plan for Nonemployee Directors.(2)

               10.7 Sublease Agreement dated April 1, 1993 between the Company and Wilfred, Inc.(2)

               10.8 Extension and Modification Agreement for Promissory Note and Deed of Trust dated August 25, 1992.(2)

               10.9 Partnership Agreement, Glenbriar Joint Venture, dated January 7, 1994 between GIC Investment Corporation and Westco Community Builders.(3)

               10.10     Stock Option Plan for Nonemployee Directors.(5)

               10.11 Form of Nonqualified Stock Option Agreement as of November 16, 1994.(5)

               10.12     1995 Stock Option Plan.(5)

               10.13     Form of Incentive Stock Option Agreement.(5)

               10.14     Form of Nonqualified Stock Option Agreement.(5)

               22.1      Subsidiaries of the registrant.(3)

               24.1      Consent of Grant Thornton.

               27.1      Financial Data Schedule for the Year Ended December
                         31, 1995.

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

        (4) - Incorporated by reference to the Exhibit bearing the same numerical description in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1994.

        (5) - Incorporated by reference to the Exhibit bearing the same numerical description in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1995.

     (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the year ended December 31, 1995.


                                    SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DOVER INVESTMENTS CORPORATION


Date:  March 19, 1996         By:  /s/ Lawrence Weissberg
                                   Lawrence Weissberg
                                   Chairman of the Board,
                                   President and Chief
                                   Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                  Title                            Date


/s/ Arnold Addison            Director                      March 19, 1996
(Arnold Addison)

/s/ Larry Freels              Director                      March 19, 1996
(Larry Freels)

/s/ John Gilbert              Director                      March 19, 1996
(John Gilbert)

/s/ Michael Raddie            Director and Chief            March 19, 1996
(Michael Raddie)              Financial Officer

/s/ Lawrence Weissberg        Director, Chairman of the     March 19, 1996
(Lawrence Weissberg)          Board, President and Chief
                              Executive Officer (Principal
                              Executive Officer and
                              Principal Accounting Officer)

/s/ Will C. Wood              Director                      March 19, 1996
(Will C. Wood)



                                 APPENDIX A


                     CONSOLIDATED FINANCIAL STATEMENTS
            AND REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                        DOVER INVESTMENTS CORPORATION
                              AND SUBSIDIARIES

                          December 31, 1995 and 1994









               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Dover Investments Corporation and Subsidiaries

   We have audited the accompanying consolidated balance sheets of Dover Investments Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Investments Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

San Francisco, California
February 15, 1996






                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                      (in thousands except share amounts)

  ASSETS                                                   1995         1994

   Cash                                                 $   639      $   381
   Restricted Cash                                          464           92
   Securities Purchased under Agreement to Resell         2,300        2,400
   Cash and Securities Held in Trust Account                -          2,500
   Homes Held for Sale                                    1,263        1,291
   Property Held for Development                         22,745       22,231
   Other Assets                                             709          923
     Total Assets                                       $28,120      $29,818

  LIABILITIES AND STOCKHOLDERS' EQUITY
   Income Taxes Payable                                 $   -        $   230
   Accrued Interest and Other Liabilities                   466        3,576
   Notes Payable                                          8,020       10,400
     Total Liabilities                                    8,486       14,206

   Minority Interest in Joint Venture                        51          297

   Stockholders' Equity
    Class A Common Stock, Par Value, $.01 Per Share-
     Authorized 2,000,000 Shares; Issued 801,778
     Shares at 12/31/95 and 795,070 Shares at 12/31/94        8            8
    Class B Common Stock, Par Value, $.01 Per Share-
     Authorized 1,000,000 Shares; Issued 325,578
     Shares at 12/31/95 and 327,338 Shares at 12/31/94        3            3
    Additional Paid-In Capital                           19,185       14,715
    Retained Earnings from January 1, 1993                1,058          606
    Treasury Stock (129,900 in 1995 and 5,000
     in 1994 of Class A Shares and 4,560
     in 1995 of Class B Shares)                            (671)         (17)

     Total Stockholders' Equity                          19,583       15,315

     Total Liabilities and Stockholder's Equity         $28,120      $29,818

        The accompanying notes are an integral part of these statements.


                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                            Year Ended December 31,
                      (in thousands except per share amounts)

                                                     19 95            1994

     Home Sales                                   $  4,615        $  9,087
     Cost of Sales                                   4,003           7,059

      Gross Profit                                     612           2,028

     Selling Expenses                                  252             865
     General and Administrative Expenses               354             804

                                                       606           1,669

      Operating Profit                                   6             359

     Other Income (Expense)
      Interest                                         697             235
      Other                                             (3)             22

                                                       694             257

     Income before Provision for Income Taxes          700             616

     Provision for Income Taxes                        248             368

     Net Income                                   $    452        $    248

     Net Income per Share                         $   0.42        $   0.22










         The accompanying notes are an integral part of these statements.


                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           Two years ended December 31
                                  (in thousands)

                                                    Additional               Treasury
                                  Common Stock       Paid-In     Retained     Stock
                                 Class A  Class B    Capital     Earnings     at Cost    Total
Balance at January 1, 1994      $     8   $ 3        $11,478     $   358        $  -     $11,847

Prequasi-reorganization
  tax refund                        -      -           2,869         -             -       2,869
Purchase of common stock            -      -             -           -             (17)      (17)
Realization of prequasi-
  reorganization net
  operating loss tax
  benefits                          -      -             368         -             -         368

Net income for the year             -      -             -           248           -         248

Balance at December 31, 1994    $     8   $ 3        $14,715    $    606        $  (17)  $15,315

Prequasi-reorganization tax
  refund and related interest,
  less income taxes of $289         -      -           3,852         -             -       3,852
Purchase of common stock            -      -             -           -            (654)     (654)
Realization of prequasi-
  reorganization net
  operating loss tax
  benefits                          -      -             618         -             -         618

Net income for the year             -      -             -           452           -         452

Balance at December 31, 1995    $     8   $  3       $19,185     $ 1,058        $ (671)  $19,583




        The accompanying notes are an integral part of these statements.


                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Year ended December 31,
                                 (in thousands)

                                                           1995         1994
Cash Flows from Operating Activities:
 Net Income                                             $   452      $   248
 Reconciliation of Net Income to Net Cash
  Used in Operating Activities:
   Minority Interest                                       (246)         297
   Deferred Taxes                                            93          -
   Tax Benefit of Utilizing Prequasi-
    reorganization Net Operating Losse   s                  329          368
   Changes in Assets and Liabilities:
    Restricted Cash                                        (372)         424
    Property Held for Development                          (514)      (2,360)
    Homes Held for Sale                                      28          118
    Other Assets                                            121          672
    Income Taxes Payable                                   (230)         (12)
    Accrued Interest and Other Liabilities, Net          (3,110)        (551)
    Net Cash Used in Operating Activities                (3,449)        (796)

Cash Flows from Investing Activities:
 Proceeds from Securities Purchased
  under Agreement to Resell                                 100          100
 Cash and Securities Held in Trust Account                2,500       (2,500)
    Net Cash Provided by (Used in) Investing Activities   2,600       (2,400)

Cash Flows from Financing Activities:
 Repayment of Notes Payable                              (2,380)        (942)
 Proceeds from Tax Refunds and Related Interest
  Prior to Prequasi-Reorganization                        4,141        2,869
 Purchase of Common Stock                                  (654)         (17)
    Net Cash Provided by Financing Activities             1,107        1,910

Net Increase (Decrease) in Cash                             258       (1,286)
Cash at Beginning of Year                                   381        1,667
Cash at End of Year                                     $   639     $    381

Supplemental Cash Flow Activity:
Income Tax Payments                                     $    12     $    -


          The accompanying notes are an integral part of this statement.


                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1995 and 1994
                       (in thousands except share amounts)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES

Dover Investments Corporation (the Company), formerly Homestead Financial Corporation, is in the business of developing land and building single family homes. In that connection, the Company is the parent corporation for H.F. Properties, Ltd. (H.F. Properties), which owns property in San Leandro, California, and GIC Investment Corporation ("GIC"), which owns property in Tracy, California.

GIC and Westco Community Builders, Inc. ("WCB") formed a joint venture general partnership, Glenbriar Joint Venture ("Glenbriar"), for the purpose of owning, subdividing and developing a tract of land comprising of approximately 105 acres located in Tracy, California known as the Glenbriar project.

On January 1, 1996, the Company formed Glenbriar Venture #2, a limited liability company ("LLC"), with Westco Community Builders, Inc. ("Westco"), its partner in the Glenbriar Joint Venture. The LLC purchased from Westco options to purchase land adjacent to the Glenbriar Joint Venture property. This adjacent land has exactly the same entitlement status as the Glenbriar Joint Venture property. The Company anticipates developing and selling lots in both the Glenbriar Joint Venture property and the Glenbriar Venture #2 property.

The Company elected to wind up and dissolve its wholly-owned subsidiary, GMC, and its wholly-owned subsidiary, HISI, effective December 31, 1994. All remaining assets have been distributed to the Company as the sole shareholder. Operations for both entities were discontinued in 1992.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries and joint venture general partnership. All significant intercompany transactions are eliminated in consolidation.

     Property Held for Development

     Costs for the development of property and the building of homes are capitalized during the construction period. Such costs include expenditures for land, land improvements, model homes, capitalized interest, various fees, and costs of construction-in-progress. (See Note C.)

     Use of Estimates

     In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1995 and 1994
                       (in thousands except share amounts)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES (continued)

     Revenues From and Cost of Home Sales

     The Company recognizes income from home sales upon the closing and transfer of title to the buyer of the home. When a home is sold, proceeds are reduced by the cost of sale which includes land, site development, construction, management and financing costs. For each home sold, a reserve equal to one percent of the selling price is established to cover warranty expense incurred subsequent to the home sale. Warranty expenditures are charged to the reserve when paid.

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

     Net Income Per Share

     Net income per share is computed based on the weighted average number of common and common equivalent shares on a combined basis for the two classes of common stock, Class A and Class B. The weighted average number of Class A and Class B common share equivalents used to compute income per share was 1,071,917 at December 31, 1995, and 1,127,358 at December 31, 1994.

     Restricted Cash

     Restricted cash is to be used for certain infrastructure improvements relating to the development.

     Reclassification

     Prior year financial statements have been reclassified to conform to current year presentation.





                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1995 and 1994
                       (in thousands except share amounts)


NOTE B - SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company purchased securities under agreements to resell (repurchase agreements) with primary securities dealers. Such repurchase agreements are typically overnight investments and collateralized by mortgage-backed certificates which are held on behalf of the Company by the dealers who arrange the transaction. At December 31, 1995 and 1994, the weighted average interest rate of such repurchase agreements was 5.56% and 4.08%, respectively. The market value of the repurchase agreements approximates cost and all such securities are held-to-maturity.


NOTE C - PROPERTY HELD FOR DEVELOPMENT

Through December 31, 1995, the Company has completed lot improvements on 150 lots. The Company has built 80 homes at Marina Vista and, aside from the 4 model homes which are not for sale, all but 8 have been sold. In addition to the lots which are currently improved, the Company has land for an additional 99 lots in this development.

The Glenbriar Joint Venture property located in Tracy has an approved vested tentative subdivision map for 160 half-acre lots (the Old Map). The engineering has been completed for the improvements plans and final subdivision map on the first 50 lots covered by the Old Map. Notwithstanding the Old Map, the Glenbriar Joint Venture is proceeding to process applications for a new subdivision map for the property covered by the Old Map which, if approved, would subdivide the property into approximately 395 lots. The Glenbriar Joint Venture believes that such a subdivision of the property would enhance the eventual development and sale of the property. The Tracy City Planning Commission and the Tracy City Council have (i) approved the application of the Glenbriar Joint Venture for an amendment to the Tracy General Plan which would allow a change in the zoning on the property from Very Low Density Residential ("VLDR"), which permits no more than two lots to the acre, to Low Density Residential ("LDR"), which permits up to six lots per acre; (ii) approved the application of the Glenbriar Joint Venture for a change in the zoning from VLDR to LDR; and (iii) certified the new Supplemental Environmental Impact Report on the property which is consistent with a subdivision of the property into 395 lots. The Tracy Planning Commission has also approved the Preliminary Development Plan for the Property showing the property subdivision into 395 lots.

On January 1, 1996, the Company formed Glenbriar Venture #2, a limited liability company ("LLC"), with Westco Community Builders, Inc. ("Westco"), its partner in the Glenbriar Joint Venture. The LLC purchased from Westco options to purchase land adjacent to the Glenbriar Joint Venture property. This adjacent land is sufficient for approximately 506 residential lots and currently has exactly the same entitlement status as the Glenbriar Joint Venture property. The Company anticipates developing and selling lots in both the Glenbriar Joint Venture property and the Glenbriar Venture #2 property.



                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1995 and 1994
                       (in thousands except share amounts)


NOTE C - PROPERTY HELD FOR DEVELOPMENT (continued)

The carrying value of the developments consists of:

     MARINA VISTA - SAN LEANDRO

                                               1995           1994

     Land                                     $10,407        $11,172
     Land improvements                          1,511          1,634
     Model homes                                1,263          1,291
     Capitalized interest                       4,222          3,669
     Construction in progress                   2,733          2,694
     Developer's fee                              900            900

     Subtotal                                 $21,036        $21,360


     GLENBRIAR JOINT VENTURE - TRACY

                                               1995           1994

     Land                                     $ 1,526        $ 1,526
     Land improvements                             13              3
     Capitalized interest                         176             44
     Construction in progress                   1,084            529
     Developer's fee                              173             60

     Subtotal                                   2,972          2,162

     TOTAL (Marina Vista and
            Glenbriar Joint Venture)          $24,008        $23,522







                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1995 and 1994
                       (in thousands except share amounts)


NOTE D - NOTES PAYABLE

Notes payable at December 31, are comprised of the following:

                                                      1995             1994

     Notes Payable, maturing June 30, 1998,
      and bearing interest at 11.25% per annum
      secured by four model homes                      802              800

     Notes Payable, maturing March 29, 1997,
      payable in annual installments of $2,500
      and bearing interest at 12% per annum,
      payable quarterly; secured by 99 lots          4,811            6,000

     Notes Payable, maturing September 30, 1996,
      and bearing interest at prime (8.5% at
      December 31, 1995) plus 1.5% secured by
      19 lots                                        1,307            2,500

     Notes Payable, maturing September 30, 1996,
      and bearing interest at 12% per annum
      secured by the Deed of Trust                   1,100            1,100

                                                   $ 8,020          $10,400


Aggregate principal payments subsequent to December 31, 1995, are as follows:

                         1996                      $ 4,907
                         1997                        2,311
                         1998                          802

                                                   $ 8,020

Interest paid in 1995 and 1994, amounted to $1,070 and $1,312, respectively, and was capitalized as part of property held for development.





                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1995 and 1994
                       (in thousands except share amounts)


NOTE E - LEASE COMMITMENT

The Company has entered into an agreement with a related party to sublease its office space. The agreement requires monthly payments totaling $34 per year from 1995 through 1998 and $7 in 1999. The lease expires February 15, 1999.

Rent expense for the years ended December 31, 1995 and 1994 totaled $34 per year.


NOTE F - INCOME TAXES

Income tax expenses for the year ended December 31, consist of:

                                                  1995           1994

     Current
       Federal                                    $203           $276
       State                                       138             92
                                                   341            368

     Deferred
       Federal                                     (93)            -
       State                                        -              -
                                                    -              -
                                                  $248           $368

A tax benefit for 1995 and 1994 of $618 and $368, respectively, for prequasi-reorganization net operating losses has been credited to paid-in capital. Additionally, the interest on the IRS refund credited to paid-in capital has been reduced by income taxes of $289.










                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1995 and 1994
                       (in thousands except share amounts)


NOTE F - INCOME TAXES (continued)

The following is a reconciliation between the federal statutory rate and the effective rate used for the Company's provision for taxes:

                                                  1995           1994

     Tax expense at statutory federal
      income tax rate (34%)                       $238           $211
     State franchise tax                           138             92
     Change in valuation allowance for
      deferred tax assets                         (126)            52
     Other                                          (2)            13

     Income tax expense                           $248           $368


Net deferred tax asset as of December 31, 1995, is as follows:

                                                  1995           1994

          Accrued warranty reserve                $ 27           $ 40
          Interest                                  -              33
          Accrued expenses                          15             -
          State income taxes                        51             52
          Capital loss carryover                    30             31
                                                   123            156
          Valuation allowance                       30            156

          Net deferred tax asset                  $ 93           $ -


Statement of Financial Accounting Standards ("SFAS") 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has recorded a valuation allowance for the capital loss carryforward in 1995 and for the entire deferred tax asset in 1994. The deferred tax asset schedule above does not give effect to any deferred tax asset related to available tax loss carryforward. Tax benefits resulting from net operating loss carryforwards of approximately $12,500 for federal and $800 for state will be reflected in the financial statements as credits to additional paid-in capital rather than as reductions in current income tax expense, when and if recognized. The change in the valuation allowance was ($126) and $52 for the years ended December 31, 1995 and 1994, respectively.

                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1995 and 1994
                       (in thousands except share amounts)


NOTE F - INCOME TAXES (continued)

The Company, as the parent company of a group of affiliated corporations filing consolidated Federal income tax returns, was contingently liable for any liabilities arising with respect to the Association from such returns filed for tax years through August 6, 1991. The Internal Revenue Service ("IRS") has completed examinations of all such federal income tax returns from 1985 through 1990; no examination of the 1991 return is anticipated. The resolution of such examinations involved settlements which were approved by the Congressional Joint Tax Committee. Pursuant to such settlements, the Company received $3,988 from the IRS in July 1995, $1,030 of which represents interest. Additionally, the Company was allowed a loss carryforward from 1990 of $37,853, due to the worthlessness of the stock of the Association, which occurred in the taxable year ended December 31, 1990. As of December 31, 1995, the Company has Federal and State net operating loss carryforwards of approximately $36,931 and $8,668 expiring through 2007 and 1998, respectively.


G - CONTINGENCIES

The Company filed a lawsuit against the Resolution Trust Corporation ("RTC") in 1994, based on the RTC's disallowance of certain claims made against the RTC by the Company in its capacity as a creditor of the Association. This lawsuit has now been settled. A Final Judgment was entered on January 18, 1996. Most of the claims made by the Company against the RTC had to do with the Company's potential liability to the IRS and the Franchise Tax Board of the State of California ("FTB"), for taxes which tax claims have now been resolved.

The settlement agreement entered into by the Company and the RTC provided for a distribution to the Company of $707 plus interest. Therefore, on September 21, 1995, the Company received a check from the Trust Account in the total amount of $742. This Trust Account in the total amount of approximately $2,500 had been established in connection with the RTC litigation. The balance of the Trust Account was distributed to the RTC pursuant to the settlement agreement on January 4, 1996 and January 22, 1996. By letter dated January 3, 1996 the Company was advised by the Franchise Tax Board that the liabilities for the years 1980 through 1988 had been satisfied in full and that there were no unsatisfied assessments for California Franchise Tax against Homestead Savings.

The result of the above is that the contingent liabilities for taxes and/or RTC matters as described above have been satisfied in full.






                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1995 and 1994
                       (in thousands except share amounts)


NOTE G - CONTINGENCIES (continued)

The Company has an agreement to indemnify its directors who formerly served as directors and/or officers of the Association and its subsidiaries. The RTC, in a letter dated March 10, 1993, advised the present and former directors and officers of the Association and its subsidiaries of potential claims that the RTC may assert against them for the recovery of losses suffered by the Association and its subsidiaries in connection with certain specified actions and loan transactions. No action has been taken by the RTC on this matter for quite some time and the RTC went out of existence on December 31st of this year. Counsel to the Company have advised the Company that in light of these circumstances and the likelihood of the expiration of the statute of limitations, they do not see any prospect of material liability to the RTC. Consequently, the Company has not provided for any further contingencies on these matters.


NOTE H - STOCK OPTION PLANS

Under the Amended and Restated 1982 Stock Option Plan, 1,000 options to purchase Class A Common Stock at $1.50 a share were granted in 1992. The options become exercisable over 5 years. A grant of 500 options expired due to the termination of employment. The options will terminate upon the earliest of (a) thirty days after the date of cessation of employment,
(b) one year after an optionee's death or (c) ten years after the date such options were granted.

Under the 1995 Stock Option Plan (the "Plan") which was approved by the stockholders at the 1995 Annual Meeting, 200,000 shares of Class A Common Stock and 200,000 shares of Class B Common Stock of the Corporation have been reserved for issuance pursuant to the Plan. Options to purchase 101,000 shares of Class A Common Stock were granted in 1995. The per share option prices range from $1.50 to $7.0125. The aggregate number of shares which may be issued under the Plan shall not exceed 200,000 shares of any combination of shares of Class A Common Stock and Class B Common Stock.

The Plan shall be administered by the Compensation Committee of the Board of Directors of the Company (the "Committee"). The Committee shall from time to time at its discretion make determinations with respect to the officers and key employees of the Company to whom options shall be granted and the amount of such options. Awards may be made under the Plan until January 16, 2005.







                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1995 and 1994


NOTE H - STOCK OPTION PLANS (continued)

The exercise price for shares subject to options granted under the Plan is the fair market value of the shares at the date of the option grant. Notwithstanding the foregoing, the option price per share of a stock option granted to a person who, on the date of such grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company shall be not less than 110% of the fair market value on the date that the option is granted. Options granted under the Plan become exercisable in 1/3 increments on each anniversary of the grant date, with full vesting occurring on the third anniversary date.

Under the 1990 Stock Option Plan for Nonemployee Directors (the "Restated Plan"), which was restated and approved by stockholders on June 7, 1995, options to purchase 900 shares of Class A Common Stock were granted in 1994 and 2,500 in 1995. The per share option prices range from $1.50 to $3.25 for 1994 grants and $2.375 to $6.375 for 1995 grants. The aggregate number of shares which may be issued under the Restated Plan shall not exceed 12,500 shares of Class A Common Stock.

At December 31, 1995 and 1994, there were exercisable options outstanding under the option plans to purchase an aggregate of 1,200 and 1,950 shares, respectively.

A summary of changes in Class A stock options during 1994 and 1995 is:

                                       Number       Option Price
                                       of Shares    per Share

Outstanding at January 1, 1994         3,700        $0.55     to   $1.75
  Granted                                900        $1.50     to   $3.25
  Cancelled                              500        $0.55     to   $1.75
Outstanding at December 31, 1994       4,100        $0.55     to   $3.25

  Granted                            103,500        $1.50     to   $7.0125
  Exercised                             (400)       $1.5625   to   $3.125
Outstanding at December 31, 1995     107,200        $0.55     to   $7.0125

Exercisable at December 31, 1994       1,200        $0.55     to   $3.25

Exercisable at December 31, 1995       1,950        $0.55     to   $7.0125




                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1995 and 1994


NOTE H - STOCK OPTION PLANS (continued)

The Restated Plan provides that each director who is not an employee of the Company and has not been an employee of the Company for all or any part of the preceding fiscal year automatically receives options to purchase 1000 shares of Class A Common Stock upon his election or appointment as a director of the Company. Thereafter, every year options to purchase 500 shares of Class A Common Stock (subject to adjustment for recapitalizations, stock splits and similar events) will automatically be granted to such director, provided, however, that such automatic option grants will be made only if the director
(a) has served on the Board of Directors for the entire two preceding fiscal years, (b) is not otherwise an employee of the Company or any subsidiaries on the date of grant and has not been an employee of the Company or any subsidiaries for all or any part of the preceding fiscal years.

The exercise price for shares subject to options granted under the Restated Plan is the fair market value of the shares at the date of the option grant. Options granted under the Restated Plan become exercisable in 50% increments on each anniversary of the grant date, with full vesting occurring on the second anniversary date. In October 1995, 400 options were exercised. All of such options terminate upon the earliest of (a) thirty days after an optionee ceases to be a director of the Company for any reason other than death,
(b) six months after an optionee's death or ten years after the date such options were granted.


NOTE I - FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock Issued to Employees. This pronouncement is effective for fiscal years beginning December 15, 1995. The Bank will continue to apply APB 25 for employee stock options and the only effect of adopting SFAS No. 123 will be certain new disclosure requirements. SFAS No. 123 requires the disclosure of the fair value of stock issuances to employees at the date of granting such options, although they will not have to record the options at fair value in their financial statements.













                                 EXHIBIT INDEX


 Exhibit
 Number                     Exhibit




 24.1                Consent of Grant Thornton LLP

 27.1                Financial Data Schedule