Form 10QSB
period 1996-03-31
DOVER INVESTMENTS CORP
filed 1996-05-09
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB
     (Mark One)

      X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended  March 31, 1996

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

          The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996, were as follows:

     Class A Common Stock, $.01 par value    649,480 Shares of Common Stock

     Class B Common Stock, $.01 par value    318,416 Shares of Common Stock

                Transitional Small Business Disclosure Statement
                              Yes            No    X

            THIS REPORT CONSISTS OF  13  SEQUENTIALLY NUMBERED PAGES.




                        DOVER INVESTMENTS CORPORATION
                                    INDEX


                                                                       Page
                                                                       Number
PART I.   FINANCIAL INFORMATION

Item 1.

     Financial Statements

     Consolidated Balance Sheets
     as of March 31, 1996 and December 31, 1995......................... 3

     Consolidated Statements of Operations
     for the Three Months Ended March 31, 1996 and 1995................. 4

     Consolidated Statement of Stockholders'
     Equity for the Three Months Ended March 31, 1996................... 5

     Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1996 and 1995................. 6

     Notes to Consolidated Financial Statements......................... 7

Item 2.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operation..................................9

PART II.  OTHER INFORMATION ............................................11

SIGNATURES .............................................................13












                         DOVER INVESTMENTS CORPORATION
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                    March 31, 1996 and December 31, 1995
                    (in thousands except share amounts)

                                                         03-31-96    12-31-95
ASSETS
  Cash                                                  $     525   $     639
  Restricted Cash                                             415         464
  Securities Purchased under Agreement to Resell            2,500       2,300
  Homes Held for Sale                                       1,263       1,263
  Property Held for Development                            21,304      22,745
  Other Assets                                                817         709

TOTAL ASSETS                                              $26,824     $28,120

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                      558         466
  Notes Payable                                             7,020       8,020

TOTAL LIABILITIES                                           7,578       8,486

  Minority Interest in Joint Venture                           68          51

STOCKHOLDERS' EQUITY
  Class A Common Stock Par Value, $.01 Per Share --
    Authorized 2,000,000 Shares; Issued 804,380 at
    3/31/96 and 801,778 at 12/31/95                             8           8
  Class B Common Stock Par Value, $.01 Per Share --
    Authorized 1,000,000 Shares; Issued 322,976 at
    3/31/96 and 325,578 at 12/31/95                             3           3
  Additional Paid-in Capital                               19,185      19,185
  Retained Earnings from January 1, 1993                      814       1,058
  Treasury Stock (25,000 in 1996 and 129,000 in 1995 of
    Class A Shares and 4,565 in 1995 of Class B Shares)      (832)       (671)

TOTAL STOCKHOLDERS' EQUITY                                 19,178      19,583

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $26,824     $28,120


     See accompanying notes to Consolidated Financial Statements.



                          DOVER INVESTMENTS CORPORATION
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except share amounts)




                                                    Three Months Ended
                                                         March 31,
                                                  1996               1995

     Home Sales                                 $ 2,446            $ 1,007
     Cost of Sales                               (2,360)              (819)

       Gross Profit                                  86                188

     Selling Expenses                              (233)              (133)
     General and Administrative
       Expenses                                    (145)              (168)

                                                   (378)              (301)

       Operating Loss                              (292)              (113)

     Interest Income
       Interest                                      48                 29

       Total Interest Income                         48                 29


     Loss before Taxes                             (244)               (84)

     Net Loss                                  $   (244)          $    (84)

     Net Loss Per Share                        $  (0.25)          $  (0.07)







           See accompanying notes to Consolidated Financial Statements.





                          DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    For the Three Months Ended March 31, 1996
                                  (in thousands)






                                                             Additional                     Treasury
                                       Common  Stock          Paid-In        Retained         Stock
                                     Class A    Class B       Capital        Earnings        at Cost           Total

Balance at January 1, 1996            $  8       $  3         $19,185         $ 1,058       $  (671)          $19,583

Purchase of Class A Common
Stock                                    -          -             -               -            (161)             (161)

Net Loss                                 -          -             -              (244)          -                (244)

Balance at March 31, 1996             $  8       $  3         $19,185         $   814       $  (832)          $19,178










           See accompanying notes to Consolidated Financial Statements.





                          DOVER INVESTMENTS CORPORATION
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months ended March, 31, 1996 and 1995
                                  (in thousands)

                                                            Three Months
                                                           Ended March 31,
                                                         1996           1995

Cash Flows from Operating Activities:
 Net Income                                            $  (244)       $   (84)
 Reconciliation of Net Income to Net Cash
  Used in Operating Activities:
   Minority Interest                                        17             55
   Changes in Assets and Liabilities:
     Restricted Cash                                        49              5
     Property Held for Development                       1,441            (94)
     Other Assets                                         (108)          (400)
     Accrued Interest and Other Liabilities, Net            92            452
     Net Cash Provided by (Used in) Operating
      Activities                                         1,247            (66)

Cash Flows from Investing Activities:
 Proceeds from Securities Purchased under
  Agreement to Resell                                      (200)        1,100
     Net Cash Provided by (Used in) Investing
      Activities                                           (200)        1,100
Cash Flows from Financing Activities:
 Repayment of Notes Payable                              (1,000)       (1,000)
 Purchase of Common Stock                                  (161)          -
     Net Cash Provided by Financing Activities           (1,161)       (1,000)
Net (Decrease) in Cash                                     (114)           34
Cash at Beginning of Period                                 639           381
Cash and End of Period                                  $   525      $    415








           See accompanying notes to Consolidated Financial Statements.

                       DOVER INVESTMENTS CORPORATION
                             AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                              March 31, 1996



1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of March 31, 1996, and December 31, 1995, the related consolidated statements of operations for the three month periods ended March 31, 1996 and 1995, the consolidated statements of stockholders' equity ended March 31, 1996, and cash flows for the three month periods ended March 31, 1996 and 1995, reflect all adjustments (consisting of normal recurring accruals and elimination of significant intercompany transactions and balances) necessary for a fair presentation of Dover Investments Corporation ("Dover") and its wholly-owned subsidiaries (collectively with Dover, the "Company").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1995 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the quarter ended March 31, 1996, are not necessarily indicative of the results which may be expected for the entire year.

Prior year financial statements have been reclassified to conform to current year presentation.

The symbols for the Class A Common Stock and the Class B Common Stock are "DOVR-A" and "DOVR-B", respectively.



2.   NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute net income per share was 975,199 at March 31, 1996, and 1,122,358 at March 31, 1995.







3.   CONTINGENCIES

The Company, as the parent company of a group of affiliated corporations filing consolidated Federal income tax returns, was contingently liable for any liabilities arising with respect to Homestead Savings, a Federal Savings and Loan Association ("the Association") from such returns filed for tax years through August 6, 1991. The Internal Revenue Service ("IRS") has completed examinations of all such federal income tax returns from 1985 through 1990; no examination of the 1991 return is anticipated. The resolution of such examinations involved settlements which were approved by the Congressional
Joint Tax Committee. Pursuant to such settlements, the Company received $3,987,918.66 from the IRS in July 1995, $1,029,660.89 of which represents interest. Additionally, the Company has been allowed a loss carryforward from 1990 of $37,853,056, due to the worthlessness of the stock of the Association, which occurred in the taxable year ended December 31, 1990.

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

The Company has an agreement to indemnify its directors who formerly served as directors and/or officers of the Association and its subsidiaries. The RTC, in a letter dated March 10, 1993, advised the present and former directors and officers of the Association and its subsidiaries of potential claims that the RTC may assert against them for the recovery of losses suffered by the Association and its subsidiaries in connection with certain specified actions and loan transactions. No action has been taken by the RTC on this matter for quite some time and the RTC went out of existence on December 31, 1995. Counsel to the Company have advised the Company that in light of these circumstances and the likelihood of the expiration of the statute of limitation, they do not see any prospect of material liability to the RTC. Consequently, the Company has not provided for any further contingencies on these matters.
















MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND    PART I
RESULTS OF OPERATIONS                                            ITEM 2



LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company's investment in property held for development and homes held for sale decreased by $1,441,000 from its carrying value at December 31, 1995. This decrease resulted primarily from the sale of homes and a reduction of capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and the subdivision in Tracy, California (the "Tracy Joint Venture"). At March 31, 1996, the Company has improved 97 lots, and has built eighty seven houses at the Marina Vista property. Aside from four model homes, which are not for sale, all but one of the houses have been sold. The Company will commence construction on an additional 14 houses. In addition, the Marina Vista property has land for an additional 152 lots.

The Glenbriar Joint Venture property located in Tracy was rezoned and has preliminary development approval for 395 lots and a tentative map for 120 of those lots was submitted to the Tracy Planning Commission. The Glenbriar Joint Venture is proceeding to complete the city finance plan and related map. The Glenbriar Venture #2 has zoning and preliminary development approval for approximately 470 lots. The final development plan was submitted to the Tracy Planning Commission for approval. The Company anticipates developing and selling lots in both the Glenbriar Joint Venture property and the Glenbriar #2 property.

During the three months ended March 31, 1996, the Company used its liquidity to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves and from revenues from home sales. The Company also obtained construction financing from private sources secured by the homes under construction. The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales and from construction financing when deemed appropriate. The Company believes that it will have sufficient cash available to complete the development and construction of the Marina Vista property, has the ability to pay off the debt discussed below when it becomes due, and make its required contributions to the Tracy Joint Venture.

The Company is the obligor on a $4,810,814 promissory note carried back by the seller of the Marina Vista property. The note requires a principal payment of $2,500,000 on September 29, 1996, and the balance of unpaid principal on March 29, 1997. At March 31, 1996, the Company has outstanding construction borrowing of $306,850 secured by lots and homes under construction with a maturity date of September 30, 1996. The Company also has previously obtained an $802,000 loan secured by the four model homes. The loans on the model homes mature on June 30, 1998. The interest rates on the construction loan and model homes are prime plus one and one half percent and eleven and one quarter percent, respectively.






RESULTS OF OPERATIONS

For the quarter ended March 31, 1996, the Company had a net loss of $244,000, compared to a loss of $84,000 for the same period in 1995. Total sales for the quarter ended March 31, 1996, were $2,446,000, resulting in a gross profit of $86,000, compared to $1,007,000 in sales and a gross profit of $188,000 for the same period in 1995.

The real estate market for new homes in the San Francisco Bay Area is highly competitive. Factors such as interest rates and general economic conditions influence the prices at which the Company is able to sell homes at Marina Vista. The Company has noted a slowing in the real estate market during 1995 and has therefore adjusted the prices to remain competitive in the current market environment.

The interest income of $48,000 in the first quarter of 1996 was attributable to the Company investing its funds in overnight investments which are collateralized by mortgage-backed certificates and are held on behalf of the Company by the dealers who arranged the transaction. At March 31, 1996, such overnight investments, with a weighted average interest rate of 5.28% and a market value of the underlying collateral of $2,557,940, totaled $2,500,000.

For the first three months ended March 31, 1996, general and administrative expenses decreased by $23,000 from those expenses incurred in the same period in 1995. The expense decrease resulted from a reduction in professional fees and other administrative expenses.


























                                                  PART II
                                                  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Information required by this item is incorporated by reference to footnote 3 to the notes to the Consolidated Unaudited Financial Statements included herein and to Item 3 of the Annual Report on Form 10-KSB for the year ended December 31, 1995 of the Company. There have been no material developments since the filing of such report except as to the income tax disclosure described in footnote 3.

Item 2.   CHANGES IN SECURITIES

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 26, 1996, the Company held its annual meeting of stockholders for the purpose of electing directors and ratifying the appointment of the Company's auditors. All of the Company's nominees were elected directors as follows: Arnold Addison, 639,961 votes for and 2,328 votes withheld; Michael Raddie, 639,901 votes for and 2,388 votes withheld; Larry Freels, 2,975,470 votes for and 1,930 votes withheld; John Gilbert, 2,975,590 votes for and 1,810 votes withheld; Lawrence Weissberg, 2,975,470 votes for and 1,930 votes withheld; and Will C. Wood, 2,975,590 votes for and 1,810 votes withheld. The proposal to ratify the appointment of Grant Thornton LLP as the Company's independent public accountant for the year ended December 31, 1995, was approved with 3,608,653 votes for, 2,306 votes against and 1,970 votes abstaining.

Item 5.   OTHER INFORMATION

          The Company's Class A Common Stock and Class B Common Stock are traded on the National Quotation Bureau pink sheets and on the NASD OTC Bulletin Board under the symbols DOVR-A and DOVR-B.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibits
          The exhibit listed below is filed with this report.

          27.1 Financial Data Schedule for the Quarter Ended March 31, 1996.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K (continued)

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

                                   DOVER INVESTMENTS CORPORATION


Date:  May 9, 1996                 By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer