Form 10QSB
period 1996-06-30
DOVER INVESTMENTS CORP
filed 1996-08-09
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB
          (Mark One)

           X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended  June 30, 1996

                    Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from               to

          Commission file number     1-8631

                        Dover Investments Corporation
           (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                       94-1712121
          (State or Other Jurisdiction                    (I.R.S. Employer
          of Incorporation or Organization                Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996, were as follows:

     Class A Common Stock, $.01 par value    650,049 Shares of Common Stock

     Class B Common Stock, $.01 par value    318,297 Shares of Common Stock

                Transitional Small Business Disclosure Statement
                              Yes            No    X

            THIS REPORT CONSISTS OF  12  SEQUENTIALLY NUMBERED PAGES.

                  DOVER INVESTMENTS CORPORATION
                              INDEX


                                                                        Page
                                                                        Number
PART I.   FINANCIAL INFORMATION

Item 1.

     Financial Statements

     Consolidated Balance Sheets
     as of June 30, 1996 and December 31, 1995............................ 3

     Consolidated Statements of Operations for the Three
     Months and Six Months Ended June 30, 1996 and 1995................... 4

     Consolidated Statement of Stockholders'
     Equity for the Six Months Ended June 30, 1996........................ 5

     Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1996 and 1995...................... 6

     Notes to Consolidated Financial Statements........................... 7

Item 2.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operation....................................9

PART II.  OTHER INFORMATION ..............................................11

SIGNATURES ...............................................................12










                     DOVER INVESTMENTS CORPORATION
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                  June 30, 1996 and December 31, 1995

                  (in thousands except share amounts)

                                                        06-30-96     12-31-95
ASSETS
  Cash                                                  $    217      $   639
  Restricted Cash                                            301          464
  Securities Purchased under Agreement to Resell           1,200        2,300
  Homes Held for Sale                                      1,275        1,263
  Property Held for Development                           22,617       22,745
  Other Assets                                             1,175          709

TOTAL ASSETS                                             $26,785      $28,120

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                     639          466
  Notes Payable                                            7,020        8,020

TOTAL LIABILITIES                                          7,659        8,486

  Minority Interest in Joint Venture                          97           51

STOCKHOLDERS' EQUITY
  Class A Common Stock Par Value, $.01 Per Share --
    Authorized 2,000,000 shares; Issued 804,499 at
    6/30/96 and 801,778 at 12/31/95                            8            8
  Class B Common Stock Par Value, $.01 Per Share --
    Authorized 1,000,000 shares; Issued 322,857 at
    6/30/96 and 325,578 at 12/31/95                            3            3
  Additional Paid-in Capital                              19,184       19,185
  Retained Earnings from January 1, 1993                     664        1,058
  Treasury Stock (154,450 in 1996 and 129,450 in 1995 of
    Class A Shares and 4,560 of Class B Shares)             (830)        (671)

TOTAL STOCKHOLDERS' EQUITY                                19,029       19,583

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $26,78       $28,120

     See accompanying notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (in thousands except share amounts)



                               Three Months Ended          Six Months Ended
                                    June 30,                   June 30,
                               1996          1995          1996        1995

Home Sales                  $     -         $  1,568      $  2,446   $  2,575
Cost of Sales                     -           (1,333)       (2,360)    (2,152)

 Gross Profit                     -              235            86        423

Selling Expenses                  (66)          (174)         (299)      (307)
General and Administrative
 Expenses                        (121)          (159)         (266)      (327)

                                 (187)          (333)         (565)      (634)

  Operating Loss                 (187)           (98)         (479)      (211)

Other Income
   Interest                        37             14            85         43
   Other                          -              -             -          -

   Total Other Income              37             14            85         43


Loss before Taxes                (150)           (84)         (394)      (168)
Provision for Taxes               -              -             -          -

Net Loss                     $   (150)    $      (84)      $  (394)  $   (168)

Net Loss Per Share           $  (0.15)    $    (0.08)      $ (0.41)  $  (0.15)





           See accompanying notes to Consolidated Financial Statements.





                          DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      For the Six Months Ended June 30, 1996

                                  (in thousands)



                                                    Additional                   Treasury
                                Common  Stock        Paid-In        Retained       Stock
                               Class A  Class B      Capital        Earnings      at Cost           Total
Balance at January 1, 1996     $  8       $  3       $19,185         $ 1,058     $  (671)          $19,583

Stock Option Exercise          $  -          -            (1)            -             2                 1

Repurchase of Class A Common
Stock                          $  -          -           -               -          (161)             (161)

Net Loss                       $  -          -           -              (394)        -                (394)

Balance at June 30, 1996       $  8       $  3       $19,184         $   664     $  (830)          $19,029
















           See accompanying notes to Consolidated Financial Statements.


                          DOVER INVESTMENTS CORPORATION
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Six Months ended June 30, 1996 and 1995

                                  (in thousands)



                                                               Six Months
                                                            Ended June 30,
                                                         1996           1995

Cash Flows from Operating Activities:
 Net Loss                                              $  (394)      $   (168)
 Reconciliation of Net Loss to Net Cash
   Used in Operating Activities:
   Minority Interest                                        46             -
             Changes in Assets and Liabilities:
     Restricted Cash                                       163              5
     Property Held for Development                         116           (512)
     Other Assets                                         (466)          (849)
     Accrued Interest and Other Liabilities, Net           173            917
     Net Cash Used in Operating Activities                (362)          (607)

Cash Flows from Investment Activities:
 Proceeds from Securities Sold under Agreement to Resell 1,100          1,900
     Net Cash Provided by Investing Activities           1,100          1,900

Cash Flows from Financing Activities:
 Repayments of Notes Payable                            (1,000)          (978)
 Stock Option Exercise                                       1            -
 Purchase of Common Stock                                 (161)          (105)
     Net Cash Used in Financing Activities              (1,160)        (1,083)

Net (Decrease) Increase in Cash                           (422)           210
Cash at Beginning of Period                                639            381
Cash at End of Period                                 $    217       $    591





           See accompanying notes to Consolidated Financial Statements.

                       DOVER INVESTMENTS CORPORATION
                             AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                               June 30, 1996



1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of June 30, 1996, and December 31, 1995, the related consolidated statements of operations for the three month and six month periods ended June 30, 1996 and 1995, and the consolidated statements of stockholders' equity ended June 30, 1996, and cash flows for the six month periods ended June 30, 1996 and 1995, reflect all adjustments (consisting of normal recurring accruals and elimination of significant intercompany transactions and balances) necessary for a fair presentation of Dover Investments Corporation ("the Company").

The Company elected to wind up and dissolve its wholly-owned subsidiary, H.F. Properties, Ltd., and its wholly-owned subsidiary, GIC Investments Corporation, effective February 16, 1996. All remaining assets have been distributed to the Company as the sole shareholder.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1995 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the three months and six months ended June 30, 1996, are not necessarily indicative of the results which may be expected for the entire year.

Prior year financial statements have been reclassified to conform to current year presentation.

The symbols for the Class A Common Stock and the Class B Common Stock are "DOVR-A" and "DOVR-B", respectively.

2.   NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute net income per share was 975,119 at June 30, 1996, and 1,113,558 at June 30, 1995.






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
















MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND    PART I
RESULTS OF OPERATIONS                                            ITEM 2



LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company's investment in property held for development and homes held for sale decreased by $128,000 from its carrying value at December 31, 1995. This decrease resulted primarily from the sale of homes and a reduction of capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and the subdivision in Tracy, California (the "Tracy Joint Venture"). At June 30, 1996, the Company has improved 150 lots, and has built 105 houses at the Marina Vista property. Aside from four model homes, which are not for sale, all but 4 of the houses have been sold. The Company will commence construction on an additional 14 houses. In addition, the Marina Vista property has land for an additional 144 lots.

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

During the three months ended June 30, 1996, the Company used its liquidity to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves. The Company also obtained construction financing from private sources secured by the homes under construction. The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales and from construction financing when deemed appropriate. The Company believes that it will have sufficient cash available to complete the development and construction of the Marina Vista property, has the ability to pay off the debt discussed below when it becomes due, and make its required contributions to the Tracy Joint Venture.

The Company is the obligor on a $4,810,814 promissory note carried back by the seller of the Marina Vista property. The note requires a principal payment of $2,500,000 on September 29, 1996, and the balance of unpaid principal on March 29, 1997. At June 30, 1996, the Company has outstanding construction borrowing of $306,850 secured by lots and homes under construction with a maturity date of September 30, 1996. The Company also has previously obtained an $802,000 loan secured by the four model homes. The loans on the model homes mature on June 30, 1998. The interest rates on the construction loan and model homes are prime plus one and one half percent and eleven and one quarter percent, respectively.






RESULTS OF OPERATIONS

For the quarter ended June 30, 1996, the Company had a net loss of $150,000, compared to a net loss of $84,000 for the same period in 1995. For the six months ended June 30, 1996, net loss was $394,000, compared to a net loss of $168,000 for the same period in 1995. Total sales for the six months ended June 30, 1996, were $2,446,000, resulting in a gross profit of $86,000, compared to $2,575,000 in sales and a gross profit of $423,000 for the same period in 1995.

The real estate market for new homes in the San Francisco Bay Area is highly competitive. Factors such as interest rates and general economic conditions influence the prices at which the Company is able to sell homes at Marina Vista. The Company has noted a slowing in the real estate market during 1995 and has therefore adjusted the prices to remain competitive in the current market environment. Sales picked up substantially during the last few months. Of the 25 homes currently under construction, all but 4 of the houses have been sold but have not closed.

The interest income of $37,000 in the second quarter of 1996 and $85,000 for the six months in 1996 were attributable to the Company investing its funds in overnight investments which are collateralized by mortgage-backed certificates and are held on behalf of the Company by the dealers who arranged the transaction. At June 30, 1996, such overnight investments, with an average interest rate of 5.19% and a market value of the underlying collateral of $1,230,181, totaled $1,200,000.

For the six months ended June 30, 1996, general and administrative expenses decreased by $61,000, from those expenses incurred in the same period in 1995. The decrease resulted from reductions in professional fees and other administrative expenses. At June 30, 1996, the cost of sales increased by $208,000, compared to the same period in 1995.





















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

Item 6.   EXHIBITS AND FINANCIAL DATA SCHEDULE AND REPORTS ON FORM 8-K

          A.     Exhibits
          The exhibits listed below is filed with this report.

          27.1  Financial Data Schedule for the Quarter Ended June 30, 1996.

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

                                   DOVER INVESTMENTS CORPORATION


Date: August 9, 1996               By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                         Chairman of the Board, President
                                         and Chief Executive Officer