Form 10QSB
period 1996-09-30
DOVER INVESTMENTS CORP
filed 1996-10-24
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB
(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1996
    Transition report under Section 13 or 15(d) of the Exchange Act
        For the transition period from               to

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996 were as follows:

    Class A Common Stock, $.01 par value    650,049 Shares of Common Stock

    Class B Common Stock, $.01 par value    318,297 Shares of Common Stock

   Transitional Small Business Disclosure Statement
   Yes            No    X

            THIS REPORT CONSISTS OF  12  SEQUENTIALLY NUMBERED PAGES.












                  DOVER INVESTMENTS CORPORATION
                              INDEX


                                                                     Page
                                                                     Number
PART I.   FINANCIAL INFORMATION


Item 1.

     Financial Statements

     Consolidated Balance Sheets
     as of September 30, 1996 and December 31, 1995. . . . . . . . . .3

     Consolidated Statements of Operations for the Three
     Months and Nine Months Ended September 30, 1996 and 1995. .  . . 4

     Consolidated Statement of Stockholders'
     Equity for the Nine Months Ended September 30, 1996 . . . . . . .5

     Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 1996 and 1995 . . . . . .6

     Notes to Consolidated Financial Statements. . . . . . . . . . . .7


Item 2.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operation. . . . . . . . . . . . . . . .9


PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . 11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12







                     DOVER INVESTMENTS CORPORATION
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

               September  30, 1996 and December 31, 1995

                  (in thousands except share amounts)

                                                        09-30-96     12-31-95
ASSETS
  Cash                                                   $   350     $   639
  Restricted Cash                                            294         464
  Securities Purchased under Agreement to Resell             -         2,300
  Homes Held for Sale                                      1,322       1,263
  Property Held for Development                           22,879      22,745
  Other Assets                                               755         709

TOTAL ASSETS                                             $25,600     $28,120

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                     755         466
  Notes Payable                                            5,749       8,020
  Minority Interest in Joint Venture                         111          51

TOTAL LIABILITIES                                          6,615       8,537

STOCKHOLDERS' EQUITY
  Class A Common Stock Par Value, $.01 Per Share --
    Authorized 2,000,000 shares; Issued 804,499 at
    9/30/96 and 801,778 at 12/31/95                            8           8
  Class B Common Stock Par Value, $.01 Per Share --
    Authorized 1,000,000 shares; Issued 322,857 at
    9/30/96 and 325,578 at 12/31/95                            3           3
  Additional Paid-in Capital                              19,184      19,185
  Retained Earnings from January 1, 1993                     620       1,058
  Treasury Stock (154,450 in 1996 and 129,450 in 1995 of
    Class A Shares and 4,560 of Class B Shares)             (830)       (671)

TOTAL STOCKHOLDERS' EQUITY                                18,985      19,583

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $25,600     $28,120



     See accompanying notes to Consolidated Financial Statements.











                          DOVER INVESTMENTS CORPORATION
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (in thousands except share amounts)


                                 Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
                                   1996      1995          1996      1995

Home Sales                       $ 2,719    $ 1,507       $ 5,165    $ 4,083
Cost of Sales                     (2,390)    (1,104)       (4,750)    (3,256)

 Gross Profit                        329        403           415        827

Selling Expenses                    (252)      (315)         (551)      (622)
General and Administrative
 Expenses                           (142)       129          (408)      (198)

                                    (394)      (186)         (959)      (820)

  Operating (Loss) Profit            (65)       217          (544)         7

Other Income
   Interest                           21        587           106        630

   Total Other Income                 21        587           106        630


(Loss) Income  before Taxes          (44)       804          (438)       637
Provision for Taxes                   -        (215)          -         (215)

Net (Loss) Income                $   (44)  $    589       $  (438)    $  422

Net (Loss) Income Per Share      $ (0.05)  $   0.56       $ (0.45)    $ 0.40







           See accompanying notes to Consolidated Financial Statements.












                          DOVER INVESTMENTS CORPORATION
                                 AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   For the Nine Months Ended September 30, 1996

                                  (in thousands)



                                                     Additional                     Treasury
                                  Common  Stock        Paid-In       Retained         Stock
                                Class A  Class B       Capital       Earnings        at Cost        Total

Balance at January 1, 1996      $  8       $  3       $19,185         $ 1,058       $  (671)       $19,583

Stock Option Exercise           $  -          -            (1)            -               2              1

Repurchase of Class A Common
Stock                           $  -          -           -               -            (161)          (161)

Net Loss                        $  -          -           -              (438)          -             (438)

Balance at September 30, 1996   $ 8        $          $19,184         $   620       $  (830)       $18,985















           See accompanying notes to Consolidated Financial Statements.











                          DOVER INVESTMENTS CORPORATION
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Nine Months ended September 30, 1996 and 1995

                                  (In thousands)

                                                         Nine Months
                                                     Ended September 30,
                                                      1996       1995
Cash Flows from Operating Activities:
 Net (Loss) Income                                 $ (438)    $  422
 Reconciliation of Net (Loss) Income to Net Cash
  Used in Operating Activities:
 Minority Interest                                     60       (247)
 Changes in Assets and Liabilities:
    Restricted Cash                                   170       (429)
  Property Held for Development                      (193)      (113)
  Other Assets                                        (46)      (724)
  Accrued Interest and Other Liabilities, Net         288        261
  Income Taxes Payable                                -          105
  Net Cash Used in Operating Activities              (159)      (725)

Cash Flows from Investment Activities:
  Proceeds from Securities sold under
   Agreement to Resell                              2,300     (1,000)
  Cash and Securities Held in Trust Account           -          634
  Additional Paid-In Capital Resulting from
   the Recovery of Income Taxes and Interest          -        3,880
  Net Cash Provided by Investing Activities         2,300      3,514

Cash Flows from Financing Activities:
 Repayments of Notes Payable                       (2,271)    (2,407)
 Purchase of Common Stock                            (159)      (299)
  Net Cash Used in Financing Activities            (2,430)    (2,706)

Net (Decrease) Increase in Cash                      (289)        83
Cash at Beginning of Period                           639        381
Cash at End of  Period                           $    350    $   464




           See accompanying notes to Consolidated Financial Statements






                       DOVER INVESTMENTS CORPORATION
                             AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                            September 30, 1996



1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of September 30, 1996, and December 31, 1995, the related consolidated statements of operations for the three month and nine month periods ended September 30, 1996 and 1995, and the consolidated statements of stock-holders' equity ended September 30, 1996, and cash flows for the nine month periods ended September 30, 1996 and 1995, reflect all adjustments (consist-ing of normal recurring accruals and elimination of significant intercompany transactions and balances) necessary for a fair presentation of Dover Invest-ments Corporation ("the Company").

The Company elected to wind up and dissolve its wholly-owned subsidiary, H.F. Properties, Ltd., and its wholly-owned subsidiary, GIC Investments Corpora-tion, effective February 16, 1996. All remaining assets have been distri-buted to the Company as the sole shareholder.

Certain information and footnote disclosures normally included in financial statements prepared in accordance withgenerally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1995 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the three months and nine months ended September 30, 1996, are not necessarily indicative of the results which may be expected for the entire year.

Prior year financial statements have been reclassified to conform to current year presentation. The symbols for the Class A Common Stock and the Class
B Common Stock are "DOVR-A" and "DOVR-B", respectively.

2.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute net income per share was 968,346 at September 30, 1996, and 1,073,484 at Septem-ber 30, 1995.






3. CONTINGENCIES

The Company, as the parent company of a group of affiliated corporations filing consolidated Federal income tax returns, was contingently liable for any liabilities arising with respect to Homestead Savings, a Federal Savings and Loan Association ("the Association") from such returns filed for tax years through August 6, 1991. The Internal Revenue Service ("IRS") has completed examinations of all such federal income tax returns from 1985 through 1990;
no examination of the 1991 return is anticipated. The resolution of such exam-inations involved settlements which were approved by the Congressional Joint Tax Committee. Pursuant to such settlements, the Company received $3,987,918.66 from the IRS in July 1995, $1,029,660.89 of which represents interest. Additionally, the Company has been allowed a loss carry forward from 1990 of $37,853,056, due to the worthlessness of the stock of the As-sociation, which occurred in the taxable year ended December 31, 1990.

The Company filed a lawsuit against the Resolution Trust Corporation ("RTC") in 1994, based on the RTC's disallowance of certain claims made against the RTC by the Company in its capacity as a creditor of the Association. This lawsuit has now been settled. A Final Judgment was entered on January 18, 1996. Most of the claims made by the Company against the RTC had to do with the Company's potential tax liability to the IRS and the Franchise Tax Board of the State of
California ("FTB").   All tax claims have now been resolved.

The result of the above is that the contingent liabilities for taxes and/or RTC matters as described above have been satisfied in full.

The Company has an agreement to indemnify its directors who formerly served as directors and/or officers of the Association and its subsidiaries. The RTC, in a letter dated March 10, 1993, advised the present and former directors and officers of the Association and its subsidiaries of potential claims that the RTC may assert against them for the recovery of losses suffered by the Associa-tion and its subsidiaries in connection with certain specified actions and loan transactions. No action has been taken by the RTC on this matter for quite some time and the RTC went out of existence on December 31, 1995.
Counsel to the Company have advised the Company that in light of these circumstances and the likelihood of the expiration of the statute of limitation, they do not see any prospect of material liability to the RTC. Consequently, the Company has not provided for any further contingencies on these matters.

















MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND         PART I
RESULTS OF OPERATIONS                                                 ITEM 2


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company's investment in property held for develop-ment and homes held for sale increased $193,000 from its carrying value at Dec-ember 31, 1995. This increase resulted from the capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and the subdivision located in Tracy, California (the "Tracy Joint Venture"). At September 30, 1996, the Company has improved 150 lots, and has built 106 houses at the Marina Vista property. Aside from five model homes, which are not for sale, all of the houses have been sold.
The company will commence construction in October on an additional 16 houses. The Marina Vista property has land for an additional 127 lots.

The Glenbriar Joint Venture property located in Tracy was rezoned and has pre-liminary development approval for 395 lots and a tentative map for 120 of those lots was submitted to the Tracy Planning Commission. The Glenbriar Joint Venture is proceeding to complete the city finance plan and related map. The Glenbriar Venture #2 has zoning and preliminary development approval for appro-ximately 470 lots. The final development plan was submitted to the Tracy Plan-ning Commission for approval. The Company anticipates developing and selling lots in both the Glenbriar Joint Venture property and the Glenbriar #2 property.

During the three months ended September 30, 1996, the Company used its liquidity to fund expenditures in connection with the Marina Vista property, the Tracy Joint Ventures, and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves. The Company also ob-tained construction financing from private sources secured by the homes under construction. The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales, lot sales, and from construction financing when deemed appropriate. The Company believes that it will have sufficient cash available to complete the development and construc-tion of the Marina Vista property, it will have the ability to pay off the debt discussed below when it becomes due, and make its required contributions to the Tracy Joint Ventures.

The Company is the obligor on a $2,500,000 promissory note carried back by the seller of the Marina Vista property. The Company made the required principal payment of $2,310,814 on September 30, 1996 therefore reducing the loan amount to $2,500,000. The note requires a final principal payment of $2,500,000 on March 29, 1997. At September 30, 1996, the Company has outstanding construc-tion borrowing of $1,346.850 secured by lots and homes under construction with a maturity date of September 30, 1997. The Company also has previously obtained an $802,000 loan secured by the four model homes. The loans on the model homes mature on September 30, 1998. The interest rates on the construction loan and model homes are prime plus one and one half percent and eleven and one quarter percent, respectively.






RESULTS OF OPERATIONS

For the quarter ended September 30, 1996, the Company had a net loss of $44,000, compared to a net income of $589,000 for the same period in 1995. For the nine months ended September 30, 1996, net loss was $438,000 compared to a net income of 422,000 for the same period in 1995. Total sales for the nine months ended September 30, 1996, were $5,165,000, resulting in a gross profit of $415,000, compared to $4,083,000 in sales and a gross profit of $827,000 for the same period in 1995.

The real estate market for new homes in the San Francisco Bay Area is highly competitive. Factors such as interest rates and general economic conditions influence the prices at which the Company is able to sell homes at Marina Vista. The Company noted a slowing in the real estate market during 1995 and therefore adjusted the prices to remain competitive in the market environment resulting in reduced profit margins.. Sales have picked up substantially during the last few months. Of the 25 homes currently under construction, all have been sold, 9 have been closed.

The interest income of $21,000 in the second quarter of 1996 and $106,000 for the nine months in 1996 were attributable to the Company investing its funds in overnight investments which are collateralized by mortgage-backed certificates and are held on behalf of the Company by the dealers who arranged the transaction. At September 30, 1996, such overnight investments were liquidated.

For the nine months ended September 30, 1996, general and administrative expenses increased by $210,000, from those expenses incurred in the same period in 1995. The apparent increase is due to the fact that the 1995 administrative expenses were reduced due to reimbursements of professional fees received by the Company in connection with the IRS settlement and claims against the RTC. At September 30, 1996, the cost of sales increased by $1,494,000, compared to the same period in 1995.




















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

          27.1  Financial Data Schedule for the Quarter Ended
                September 30, 1996.

          B.    Reports on Form 8-K
          A report on Form 8-K, dated April 28, 1995, reported a tax settlement with the IRS for tax years 1985 - 1990.

















                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                   DOVER INVESTMENTS CORPORATION


Date: October 24, 1996             By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer