Form 10KSB
period 1996-12-31
DOVER INVESTMENTS CORP
filed 1997-03-11
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1996
                                        OR
    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from                to

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for its most recent fiscal year, which is the year ended December 31, 1996 were $10,159,443.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of the Class A Common Stock and Class B Common Stock as of February 1, 1997, was $2,819,876. The average bid and asked prices of Class A Common Stock and Class B Common Stock were $4.625 and $4.625 per share, respectively, on that date.

The number of shares outstanding of each of the issuer's classes of Common Stock as of February 1, 1997, were as follows:

          Title                                     Shares Outstanding

     Class A Common Stock ..........................        650,198
     Class B Common Stock ..........................        318,148

           Transitional Small Business Disclosure Statement
                           Yes        No  X

                  DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement relating to the registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-KSB.












                           TABLE OF CONTENTS
                                                               Page No.


                                PART I



   ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . .  1

   ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . .  3

   ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .  3

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . .  4



                                PART II



   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS . . . . . . . . . . . . . . . . . . . . . . . .  4

   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATIONS . . . . . . . . . . . .  . . . . . . . . .    5

   ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . .  8

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . .  8



                               PART III



   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a)
             OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . 9

   ITEM 10.  EXECUTIVE COMPENSATION .. . . . . . . . . . . . . . . . .9

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . .  9

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . .9

   ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K. . . . . . . . . 10



APPENDIX A.   CONSOLIDATED FINANCIAL STATEMENTS OF DOVER INVESTMENTS
              CORPORATION AND SUBSIDIARIES, AND REPORT OF
              INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS,
              DECEMBER 31, 1996 AND 1995







                              PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Dover Investments Corporation as Thrift Holding Company

          Dover Investments Corporation (the "Company"), formerly Homestead Financial Corporation, previously owned all of the outstanding stock of Home-stead Savings, a Federal Savings and Loan Association (the "Association"). (The term "the Company", as used herein, includes the Company and all of its wholly-owned subsidiaries.) On August 6, 1991, the Association completed the exchange of certain subordinated debentures for convertible voting preferred stock of the Association. The exchange reduced the Company's voting control of the Association to 20.7%.

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

          Real Estate Development. At December 31, 1996, the Company has completed lot improvements on one hundred and fifty lots and partial improve-ments on ninety nine additional lots. Of the one hundred and fifty lots with completed lot improvements, ten are part of a model complex, one hundred and one have been built, sold and closed, sixteen are under construction and pre-sold, nineteen are presold with construction commencing in January, 1997 and four are for sale with construction also commencing in January, 1997. The market for homes at Marina Vista improved substantially during the latter part of 1996. See "Management's Discussion and Analysis or Plan of Operations" for a discussion of the financing of the Marina Vista property.

          Land Development. The Company continues to be part of a Joint Venture (the "Glenbriar Joint Venture") with Westco Community Builders, Inc. ("Westco") in Tracy, California which owns one hundred and eight acres of land comprising a portion of the Glenbriar Estates Project. During 1996, the Company also formed a limited liability company with Westco, known as Glenbriar Venture #2 which holds options to purchase approximately one hundred and thirty one acres of land also comprising a portion of the Glenbriar Estates Project. Glenbriar Joint Venture and Glenbriar Venture #2 have succeeded in rezoning the Glenbriar Estates property to Low Density Residential and have obtained the approval of new tentative subdivision maps which provide for up to three hundred and ninety five lots on the Glenbriar Joint Venture property and up to five hundred lots on the Glenbriar Venture #2 property. In December of 1996, Glenbriar Joint Venture filed final sub-division maps and improvement plans with the city of Tracy covering certain off tract improvements for one hundred and seventy two lots. At December 31, 1996, Glenbriar Joint Venture is negotiating with various builders for the sale of lots upon approval of the final subdivision maps. The Company anticipates selling lots to merchant builders first in the Glenbriar Joint Venture property and thereafter in the Glenbriar Venture #2 property.

     The Company expects that the Marina Vista project and the Glenbriar Estates Project will provide a profit from the sale of homes and lots. The Company expects to invest in other real estate projects when appropriate opportunities occur and is not subject to any limitations on the percentage of assets which may be invested in any single investment or type of invest-ment. In order to maintain it's market share of new home sales, the Company keeps home prices competitive with other builders of a similar product, in the vicinity of the project.

Regulation

          Because the Company owned 100% of the outstanding common stock of the Association, it was required to register as a savings and loan holding company under the Home Owners' Loan Act of 1933, as amended, and the regu-lations promulgated by the OTS at 12 CFR 584. Although the Company does not have an interest in and does not exercise control of the Association, the OTS takes the position that the Company continues to be registered as a savings and loan holding company. As a result, the Company may be subject to the examination, supervision and reporting requirements of the OTS and the Federal Deposit Insurance Corporation (the "FDIC").

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

Leases

          The Company entered into an agreement to sublease new premises from a related party corporation for a term that commenced on April 1, 1993 and ends on February 15, 1999. The Company's share of the sublease equals 46% of the total rent paid which approximates $2,876 per month for 1996. The Company is also responsible for a yearly operating cost payment equal to 1.256 percent of the basic operating cost, which amounted to $1,877 for 1996.

ITEM 2.   DESCRIPTION OF PROPERTY

          Information required by this item is incorporated by reference to the information included under "Item 1 -- Description of Business -- Current Operations -- Real Estate Development" and " -- Leases" in this report.

ITEM 3.   LEGAL PROCEEDINGS

          The Company, as the parent company of a group of affiliated corporations filing consolidated Federal income tax returns, was contingently liable for any liabilities arising with respect to the Association from such returns filed for tax years through August 6, 1991. The Internal Revenue Service ("IRS") has completed examinations of all such federal income tax returns from 1985 through 1990; no examination of the 1991 return is anticipated. The resolution of such examinations involved settlements which were approved by the Congressional Joint Tax Committee. Pursuant to such settlements, the Company received $3,987,918.66 from the IRS in July 1995, $1,029,660.89 of which represents interest. Additionally, the Company has been allowed a net operating loss carryforward from 1990 of approximately $29,000,000 due to the worthlessness of the stock of the Association.

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

          The high and low bid information for 1996 and 1995 are as reported on the National Quotation Bureau Pink Sheets. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                       CLASS A COMMON STOCK

                                                     High              Low
Fiscal 1996 Quarter Ended:
       March 31                                      6.875             6.375
       June 30                                       8.000             6.375
       September 30                                  6.000             5.875
       December 31                                   6.250             5.500
Fiscal 1995 Quarter Ended:
      March 31                                       2.500             2.000
      June 30                                        4.750             4.000
      September 30                                   5.875             5.375
      December 31                                    7.000             6.250

                       CLASS B COMMON STOCK

                                                     High              Low
Fiscal 1996 Quarter Ended:
       March 31                                      6.875             6.375
       June 30                                       8.000             6.375
       September 30                                  6.000             5.875
       December 31                                   6.250             5.500
Fiscal 1995 Quarter Ended:
       March 31                                      2.500             2.000
       June 30                                       4.750             4.000
       September 30                                  5.875             5.375
       December 31                                   7.000             6.250


Holders

                As of February 1, 1997, there were 567 stockholders of record of the Class A Common Stock and 171 stockholders of record of the Class B Common Stock.


Dividends

               The Company has not paid dividends on the Class A Common Stock and Class B Common Stock since June 30, 1989 and presently has no intention to pay dividends in the foreseeable future.

             In June 1995, the Company's Board of Directors approved a stock repurchase program under which the Company may, subject to certain requirements, purchase up to 200,000 shares of its Common Stock in the open market. As of December 31, 1996, the Company had repurchased 159,010 shares of Common Stock at an aggregate purchase price of $830,000.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN  OF
         OPERATIONS

Results of Operations for the Years Ended December 31, 1996 and 1995

             The Company had a net loss of $174,000 for the year ended December 31, 1996, compared to net income of $452,000 for the year ended December 31, 1995. The net loss for 1996 was the result of increased gross profit from a higher number of home sales offset by higher selling costs, increased general administrative costs and a decrease in interest income. Net income for 1995 was the result of interest income received as a result of tax settlements and expense reimbursements with the IRS and RTC.

             In the year ended December 31, 1996, the Company closed the sale of 33 homes, compared to 13 homes sold in the year ending December 31, 1995. Total sales were $10,036,000 for 1996, resulting in a gross profit of $880,000 and a gross profit margin of 8.77 percent, compared to total sales of $4,615,000 for 1995, resulting in a gross profit of $612,000 for the year and a gross profit margin of 13 percent. The decrease in profit margin is attributable to the reduction in sales prices. Selling expenses of $697,000 include the costs of maintaining a sales office, the model homes, commissions payable to outside brokers and fees payable to Westco. General and administrative expenses increased by $180,000 in 1996. The lower general & administrative expenses for 1995 were attributable to reimbursements of professional fees incurred in connection with the IRS settlement and prepa-ration and filing of claims against the RTC and the receipt of Delaware Franchise Tax refunds. The Company's cash requirements for the next twelve months will be satisfied by proceeds from home sales.


             Interest income in 1996 decreased to $124,000 compared to $697,000 in 1995. The increased interest income in 1995 was attributable to tax refunds from the IRS and settlements with the RTC discussed above under "Item 3 -- Legal Proceedings". Other interest income for 1996 was attributable to the Company investing its funds in overnight investments which are collateralized by mortgage-backed certificates and are held on behalf of the Company by dealers who arranged the transaction. At
December 31, 1996, such overnight investments, with a weighted average interest rate of 5.35% and a market value of the underlying collateral of $1,402,081, totalled $1,400,000, compared to $2,300,000 in 1995.

             The Company elected to wind up and dissolve its wholly-owned subsidiary, H.F. Properties, Ltd. and its wholly-owned subsidiary, GIC Investments Corporation, effective February 16, 1996. All remaining assets have been distributed to the Company as the sole shareholder.

             Costs for the development of property and the building of homes are capitalized during the construction period. Such costs include expen-ditures for land, land improvements, model homes, capitalized interest, and construction in progress. (See NOTE C to the Consolidated Financial Statements). When a home is sold, the cost of sale is recognized, which includes land, site development, construction, management fees and financing costs.

Liquidity and Capital Resources

             At December 31, 1996, the Company had total assets of $26,725,000, as compared to total assets of $27,967,000 at December 31, 1995. The cost of the Company's property being developed was $23,119,000 in 1996, compared to $23,776,000 in 1995.
Highly liquid assets were $2,963,000 at December 31, 1996, compared to $3,403,000 at December 31, 1995.

               The Company's total liabilities decreased to $7,629,000 at December 31, 1996, compared to $8,384,000 at December 31, 1995. This decrease was attributable primarily to a reduction in notes payable to $5,999,000, in 1996, from $8,020,000, in 1995, and an increase in accrued interest and other liabilities of $1,490,000 in 1996 from $313,000 in 1995.

             Additional paid-in capital for the year ended December 31, 1995, increased due to the following: $3,465,000, of which $507,000 represented interest from an IRS refund; $282,000 in interest from the RTC settlement; and an adjustment of $394,000 for previously accrued liabilities. These increases, less related income taxes of $289,000, are related to the period prior to the quasi-reorganization.

             During 1992, the Company renegotiated several terms of a $10,000,000 mortgage loan payable to the seller of the Marina Vista property. The loan had been secured by a deed of trust which encumbered the entire Marina Vista property and matured on March 21, 1994. The loan has been modified to mature on March 29, 1997, with interim payments of principal as described below, and the seller released the first fifty-four lots
(Phase I) from the lien of its deed of trust without receiving any release price in exchange. The release price on the balance of the lots securing the deed of trust was adjusted accordingly. The Company has made the required principal payment of $2,310,000, due on September 29, 1996, therefore reducing the principal balance to $2,500,000. The note requires a principal payment of $2,500,000 on March 29, 1997. The Company expects that proceeds from the sale of the homes to be constructed will be sufficient to pay down the principal balance of the loan by the required date, although no assurances can be given in this regard. Interest on the loan at 12% per annum continues to be payable quarterly.

             During 1996, the Company's primary liquidity needs were related to funding development costs of the Marina Vista and Glenbriar Joint Venture projects, in addition to notes payable, principal payments of $2,021,000 and interest payments of $812,009.

             During 1996, the Company borrowed a total of $1,596,850 from a private source to pay for home construction costs. The loan is secured by lots and homes under construction in the Marina Vista project and will be paid from the proceeds of home sales. The loan bears interest at the rate of prime plus 1.5 percent per annum and matures on September 30, 1997. The Company also obtained an $802,000 loan secured by four model homes. The loan bears interest at the rate of 11.25 percent per annum and matures on June
30, 1998.

             The Company's primary source of liquidity during 1996, was from the proceeds of home sales. The Company may also borrow funds from time to time to develop fully both the Marina Vista and the Glenbriar Joint Venture projects.




















ITEM 7.  FINANCIAL STATEMENTS

             The following consolidated financial statements of the Company, as set forth on the pages indicated, are filed as part of this report.


         Index to Financial Statements

           Report of Independent Certified Public Accountants . . . . . .A-1

           Consolidated Balance Sheets at December 31, 1996 and 1995. .  A-2

           Consolidated Statements of Operations for the Years Ended
             December 31, 1996 and 1995. . . . . . . . . . . . . . . . . A-3

           Consolidated Statement of Stockholders' Equity for the
             Years Ended December 31, 1996 and 1995. . . . . . . . . .  .A-4

           Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1996 and 1995. . . . . . . . . . . . . . . .  .A-5


           Notes to Consolidated Financial Statements for the Years
             Ended December 31, 1996 and 1995. . . . . . . . . . . . . . A-6


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.
















                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

          The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 1 -- Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Stockholders.


ITEM 10.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Directors" contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Stockholders.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Stockholders.




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" contained in the Proxy Statement to be used by the Company in connection with its 1997 Annual Meeting of Stockholders.


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

             10.11 Form of Nonqualified Stock Option Agreement as of November 16, 1994.(5)

             10.12  1995 Stock Option Plan.(5)

             10.13  Form of Incentive Stock Option Agreement.(5)

             10.14  Form of Nonqualified Stock Option Agreement.(5)

             22.1   Subsidiaries of the registrant.(3)

             24.1   Consent of Grant Thornton LLP

             27.1   Financial Data Schedule for the Year Ended
                    December 31, 1996.

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

     (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the year ended
          December 31, 1996.

                            SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DOVER INVESTMENTS CORPORATION


Date: March 11 , 1997          By:  /s/ Lawrence Weissberg
                                Lawrence Weissberg
                                Chairman of the Board,
                                President and Chief
                                Executive Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                    Date


/s/ Arnold Addison                   Director             March 11, 1997
(Arnold Addison)

/s/ John Gilbert                     Director             March 11, 1997
(John Gilbert)

/s/ Michael Raddie                   Director and Chief   March 11, 1997
(Michael Raddie)                     Financial Officer

/s/ Lawrence Weissberg               Director, Chairman   March 11, 1997
(Lawrence Weissberg)                 of the Board,
                                     President and
                                     Chief Executive
                                     Officer (Principal
                                     Executive Officer and
                                     Principal Accounting
                                     Officer)

/s/ Will C. Wood                     Director             March 11, 1997
(Will C. Wood)

                            APPENDIX A


                CONSOLIDATED FINANCIAL STATEMENTS
      AND REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                  DOVER INVESTMENTS CORPORATION
                         AND SUBSIDIARIES

                    December 31, 1996 and 1995

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Dover Investments Corporation and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Dover Investments Corporation and Subsidiaries and Joint Ventures as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Investments Corporation and Subsidiaries and Joint Ventures as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

San Francisco, California
February 18, 1997






           DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                            December 31,
                 (in thousands except share amounts)

ASSETS                                                 1996            1995
 Cash                                               $ 1,438         $   639
 Restricted Cash                                        125             464
 Securities Purchased under Agreement to Resell       1,400           2,300
 Income Taxes Receivable                                 17              79
 Homes Held for Sale                                  1,437           1,263
 Property Held for Development                       21,682          22,513
 Other Assets                                           626             616
 Deferred Income Taxes                                   -               93
    Total Assets                                    $26,725         $27,967

LIABILITIES AND STOCKHOLDERS' EQUITY
 Accrued Interest and Other Liabilities             $ 1,490         $   313
 Deferred Income Taxes                                    9              -
 Notes Payable                                        5,999           8,020
 Minority Interest in Joint Venture                     131              51
    Total Liabilities                                 7,629           8,384

 Stockholders' Equity
  Class A Common Stock, Par Value, $.01 Per
   Share-Authorized 2,000,000 Shares; Issued
   805,098 Shares at 12/31/96 and 801,778
   Shares at 12/31/95                                      8              8
  Class B Common Stock, Par Value, $.01 Per
   Share-Authorized 1,000,000 Shares; Issued
   322,708 Shares at 12/31/96 and 325,578
   Shares at 12/31/95                                      3              3
  Additional Paid-In Capital                          19,031         19,185
  Retained Earnings from January 1, 1993                 884          1,058
  Treasury Stock (154,450 in 1996 and 129,900
   in 1995 of Class A Shares and 4,560
   of Class B Shares)                                   (830)          (671)

   Total Stockholders' Equity                         19,096         19,583

   Total Liabilities and Stockholders' Equity        $26,725        $27,967

        The accompanying notes are an integral part of these statements.


           DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                      Year Ended December 31,
               (in thousands except per share amounts)

                                                       1996            1995

 Home Sales                                         $ 10,036       $  4,615
 Cost of Sales                                         9,156          4,003

   Gross Profit                                          880            612

 Selling Expenses                                        697            252
 General and Administrative Expenses                     534            354

                                                       1,231            606

   Operating (Loss) Profit                              (351)             6

 Other Income (Expense)
  Interest                                               124            697
  Other                                                   -              (3)
                                                         124            694

 (Loss) Income before Income Taxes                      (227)           700

 Benefit (Provision) for Income Taxes                     53           (248)

 Net (Loss) Income                                  $   (174)      $    452

 Net (Loss) Income per Share                        $  (0.18)      $   0.42










        The accompanying notes are an integral part of these statements.



                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           Two years ended December 31
                                  (in thousands)

                                                 Additional               Treasury
                               Common Stock      Paid-In      Retained     Stock
                               Class A Class B   Capital      Earnings     at Cost        Total
Balance at January 1, 1995      $   8      $  3   $14,715     $   606      $  (17)        $15,315

Prequasi-reorganization tax
 refund and related interest,
 less income taxes of $289          -         -     3,852          -           -            3,852
Purchase of common stock            -         -       -            -         (654)           (654)
Realization of prequasi-
 reorganization net
 operating loss tax
 benefits                           -         -       618          -            -             618

Net income for the year             -         -        -          452           -             452

Balance at December 31, 1995        8         3    19,185       1,058        (671)         19,583
Reissuance of treasury stock        -         -        (2)         -            2              -
Purchase of common stock            -         -                    -         (161)           (161)
Adjustment for utilization of
 prior years prequasi-
 reorganization net operating
 loss tax benefits                   -        -      (152)         -            -            (152)
Net loss for the year                -        -        -         (174)          -            (174)

Balance at December 31, 1996     $   8     $  3   $19,031     $   884      $ (830)        $19,096







         The accompanying notes are an integral part of this statement.

                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Year ended December 31,
                                 (in thousands)

                                                          1996          1995
Cash Flows from Operating Activities:
  Net (Loss) Income                                    $  (174)       $  452
  Reconciliation of Net Income to Net Cash
   Provided by (Used in) Operating Activities:
      Minority Interest                                     80          (246)
      Deferred Taxes                                       (50)           93
      Tax Benefit of Utilizing Prequasi-
          reorganization Net Operating Losses                -           329
      Changes in Assets and Liabilities:
        Restricted Cash                                    339          (372)
      Property Held for Development                        831          (514)
        Homes Held for Sale                               (174)           28
      Other Assets                                         (10)          121
      Income Taxes Receivable                               62          (230)
        Accrued Interest and Other Liabilities, Net      1.177        (3,110)
      Net Cash Provided by (Used in)
        by Operating Activities:                         2,081        (3,449)
Cash Flows from Investing Activities:
  Proceeds from Securities Purchased
   under Agreement to Resell                               900           100
  Cash and Securities Held in Trust Account                 -          2,500
      Net Cash Provided by Investing Activities            900         2,600
Cash Flows from Financing Activities:
  Repayment of Notes Payable                            (2,021)       (2,380)
  Proceeds from Tax Refunds and Related Interest
   Prior to Prequasi-Reorganization                         -          4,141
Purchase of Common Stock                                  (161)         (654)
      Net Cash (Used in) Provided by
        Financing Activities                            (2,182)        1,107
Net Increase in Cash                                       799           258
Cash at Beginning of Year                                  639           381
Cash at End of Year                                    $ 1,438      $    639
Supplemental Cash Flow Activity:
Income Tax Payments                                    $    -       $     12



         The accompanying notes are an integral part of these statements.
                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996 and 1995
                       (in thousands except share amounts)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES

Dover Investments Corporation (the Company), formerly Homestead Financial Corporation, is in the business of developing land and building single family homes. The Company owns property in San Leandro, California and in Tracy, California.

The Company and Westco Community Builders, Inc. ("WCB") formed a joint venture general partnership, Glenbriar Joint Venture ("Glenbriar"), for the purpose of owning, subdividing and developing a tract of land comprising of approximately 108 acres located in Tracy, California known as the Glenbriar project.

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

The Company elected to wind up and dissolve its wholly-owned subsidiary, H.F. Properties, Ltd., and its wholly-owned subsidiary, GIC Investment Corpor-ation, effective February 16, 1996. All remaining assets have been distributed to the Company as the sole shareholder.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries and joint ventures. All significant intercompany transactions are eliminated in consolidation.

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


                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996 and 1995
                       (in thousands except share amounts)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES (continued)

     Revenues From and Cost of Home Sales

     The Company recognizes income from home sales upon the closing and transfer of title to the buyer of the home. When a home is sold, the cost of the sale is recognized, which includes land, site development, construction, management fees and financing costs. For each home sold, a reserve equal to one percent of the selling price is established to cover warranty expense incurred subsequent to the home sale. Warranty expenditures are charged to the reserve when paid.

     Income Taxes

     The Company follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefit to be derived from tax loss carryforwards, if any. Additionally, deferred tax items are measured using current tax rates. A valuation allowance is established to reflect the likelihood of realization of deferred tax assets.

     Net Income Per Share

     Net income (loss) per share is computed based on the weighted average number of common and common equivalent shares on a combined basis for the two classes of common stock, Class A and Class B. The weighted average number of Class A and Class B common share equivalents used to compute income (loss) per share was 968,346 at December 31, 1996, and 1,071,917 at December 31, 1995.

     Restricted Cash

     Restricted cash is to be used for certain infrastructure improvements relating to the Marina Vista Development.

     Reclassification

     Prior year financial statements have been reclassified to conform to current year presentation.





                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996 and 1995
                       (in thousands except share amounts)


NOTE B - SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company purchased securities under agreements to resell (repurchase agreements) with primary securities dealers. Such repurchase agreements are typically overnight investments and collateralized by mortgage-backed certificates which are held on behalf of the Company by the dealers who arrange the transaction. At December 31, 1996 and 1995, the weighted average interest rate of such repurchase agreements was 5.35% and 5.56%, respectively. The market value of the repurchase agreements approximates cost and all such securities are held-to-maturity.

NOTE C - PROPERTY HELD FOR DEVELOPMENT

          Real Estate Development. At December 31, 1996, the Company has completed lot improvements on one hundred and fifty lots and partial improvements on ninety nine additional lots. Of the one hundred and fifty lots with completed lot improvements, ten are part of a model complex, one hundred and one have been built, sold and closed, sixteen are under construction and presold, nineteen are presold with construction commencing in January, 1997 and four are for sale with construction also commencing in January, 1997.

          Land Development. The Company continues to be part of a Joint Venture (the "Glenbriar Joint Venture") with Westco Community Builders, Inc. ("Westco") in Tracy, California which owns one hundred and eight acres of land comprising a portion of the Glenbriar Estates Project. During 1996, the Company also formed a limited liability company with Westco, known as Glenbriar Venture #2 which holds options to purchase approximately one hundred and thirty one acres of land also comprising a portion of the Glenbriar Estates Project. Glenbriar Joint Venture and Glenbriar Venture #2 have succeeded in rezoning the Glenbriar Estates property to Low Density Residential and have obtained the approval of new tentative subdivision maps which provide for up to three hundred and ninety five lots on the Glenbriar Joint Venture property and up to five hundred lots on the Glenbriar
Venture #2 property. In December of 1996, Glenbriar Joint Venture filed final subdivision maps and improvement plans with the city of Tracy covering certain off tract improvements for one hundred and seventy two lots.
At December 31, 1996, Glenbriar Joint Venture is negotiating with various builders for the sale of lots upon approval of the final subdivision maps. The Company anticipates selling lots to merchant builders first in the Glenbriar Joint Venture property and thereafter in the Glenbriar
Venture #2 property.









                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996 and 1995
                       (in thousands except share amounts)


NOTE C - PROPERTY HELD FOR DEVELOPMENT (continued)

The carrying value of the developments consist of:

     MARINA VISTA - SAN LEANDRO

                                               1996                 1995

     Land                                    $ 8,408             $10,407
     Land improvements                         1,205               1,511
     Model homes                               1,437               1,263
     Capitalized interest                      3,859               4,222
     Construction in progress                  2,328               2,733
     Developer's fee                             900                 900

     Subtotal                                $18,137             $21,036


     GLENBRIAR ESTATES PROJECT - TRACY

                                               1996           1995

     Land                                   $ 1,578        $ 1,526
     Land improvements                           24             13
     Capitalized interest                       308            176
     Construction in progress                 1,395            817
     Option Fees                              1,395             -
     Developer's fee                            282            208

     Subtotal                                 4,982          2,740

     TOTAL (Marina Vista and
      Glenbriar Estates Project)            $23,119        $23,776





                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996 and 1995
                       (in thousands except share amounts)


NOTE D - NOTES PAYABLE

Notes payable at December 31, are comprised of the following:

                                                       1996             1995

     Notes Payable, maturing June 30, 1998, and
      bearing interest at 11.25% per annum
      secured by four model homes                       802              802

     Notes Payable, maturing March 29, 1997,
      payable in annual installments of
      $2,500 and bearing interest at 12%
      per annum, payable quarterly;
      secured by 99 lots                              2,500            4,811

     Notes Payable, maturing September 30, 1997,
      and bearing interest at prime
      (8.25% at December 31, 1996) plus 1.5%;
      secured
      by 19 lots                                      1,597            1,307

     Notes Payable, maturing September 30, 1997,
      and bearing interest at 12% per annum
      secured by the Deed of Trust                    1,100            1,100

                                                    $ 5,999          $ 8,020


Aggregate principal payments subsequent to December 31, 1996, are as follows:

                         1997                      $ 5,197
                         1998                          802

                                                   $ 5,999

Interest paid in 1996 and 1995, amounted to $812 and $1,070, respectively, and was capitalized as part of property held for development.





                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996 and 1995
                       (in thousands except share amounts)


NOTE E - LEASE COMMITMENT

The Company has entered into an agreement with a related party to sublease its office space. The agreement requires monthly payments totaling $35 per year from 1995 through 1998 and $4 in 1999. The lease expires
February 15, 1999.

Rent expense for the years ended December 31, 1996 and 1995 totaled $35 per year.


NOTE F - INCOME TAXES

Income tax expenses (benefit) for the year ended December 31, consist of:

                                              1996                1995

     Current                                 $ (3)               $ 341

     Deferred                                 (50)                 (93)
     Total                                  $ (53)               $ 248


A tax benefit for 1995 of $618, for prequasi-reorganization net operating losses has been credited to paid-in capital. Additionally, the interest on the IRS refund credited to paid-in capital has been reduced by income taxes of $289. In 1996, an adjustment of $152 was made reducing paid-in capital and increasing deferred taxes payable for the utilization of prior years' prequasi-reorganization net operating loss tax benefits.












                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996 and 1995
                       (in thousands except share amounts)


NOTE F - INCOME TAXES (continued)

The following is a reconciliation between the federal statutory rate and the effective rate used for the Company's provision for taxes:

                                                   1996               1995
     Tax expense at statutory federal
      income tax rate (34%)                       $ (77)              $238
     State franchise tax                            (14)               138
     Change in valuation allowance
      for deferred tax assets                         -               (126)
     Accrual adjustment                              36                 -
          Other                                       2                 (2)

          Income tax expense                      $ (53)             $ 248

Net deferred tax asset as of December 31, 1996, is as follows:

                                                   1996               1995
          Accrued warranty reserve                $  43              $  27
          AMT credit carry forward                   18                  -
          Accrued expenses                           14                 15
          State income taxes                          1                 51
          Capital loss carryover                     30                 30
          Property held for development            (207)                 -
          Depreciation                               (5)                 -
          Net operating loss carry forward          127                  -
                                                     21                123
          Valuation allowance                        30                 30

          Net deferred tax (liability) asset      $  (9)              $ 93

Statement of Financial Accounting Standards ("SFAS") 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has recorded a valuation allowance for the capital loss carryforward in 1995 and 1996. The deferred tax asset schedule above does not give effect to any deferred tax asset related to prequasi-reorganization tax loss carry forwards. Tax benefits resulting from such tax loss carryforwards of approximately $9,900 for federal and $900 for state will be reflected in the financial statements as credits to additional paid-in capital rather than as reductions in current income tax expense, when and if recognized. The change in the valuation allowance was ($126) in 1995 with no change in 1996.


                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996 and 1995
                       (in thousands except share amounts)


NOTE F - INCOME TAXES (continued)

The Company, as the parent company of a group of affiliated corporations filing consolidated Federal income tax returns, was contingently liable for any liabilities arising with respect to the Association from such returns filed for tax years through August 6, 1991. The Internal Revenue Service ("IRS") has completed examinations of all such federal income tax returns from 1985 through 1990; no examination of the 1991 return is anticipated.
The resolution of such examinations involved settlements which were approved by the Congressional Joint Tax Committee. Pursuant to such settlements, the Company received $3,988 from the IRS in July 1995, $1,030 of which represents interest. Additionally, the Company was allowed a loss carryforward from 1990 of approximately $29,000 due to the worthlessness of the stock of the Association, which occurred in the taxable year ended December 31, 1990.
As of December 31, 1996, the Company has Federal and State net operating loss carryforwards of approximately $29,500 and $9,600 expiring through 2011 and 2001, respectively.


NOTE G - CONTINGENCIES

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

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. These assets and liabilities consist of cash, securities and long-term debt. The balance sheet carrying amounts of cash, securities and debt approximate the estimated fair values.









                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996 and 1995
                       (in thousands except share amounts)




NOTE I - STOCK OPTION PLANS

At December 31, 1996, the Company had three stock-based compensation plans. The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the plans. No compensation costs have been recognized for the plans.

Under the Amended and Restated 1982 Stock Option Plan, options granted in 1992 to purchase 500 shares Class A Common Stock at $1.50 per share are outstanding at December 31, 1996. The options become exercisable over 5 years. The options terminate upon the earliest of (a) thirty days after the date of cessation of employment, (b) one year after an optionee's death or
(c) ten years after the date such options were granted.

Under the 1995 Stock Option Plan (the "Plan"), 200,000 shares of Class A Common Stock and 200,000 shares of Class B Common Stock of the Corporation have been reserved for issuance pursuant to the Plan. The aggregate number of shares which may be issued under the Plan shall not exceed 200,000 shares of any combination of shares of Class A Common Stock and Class B Common Stock. Awards may be made under the Plan until January 16, 2005.

The exercise price for shares subject to the options granted under the Plan is the fair market value of the shares at the date of grant. The option price per share of a stock option granted to a person who, on the date of such grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company shall be not less than 110% of the fair market value on the date that the option is granted. Options granted under the Plan are exercisable in 1/3 increments on each anniversary of the grant date, with full vesting occurring on the third anniversary date. As of December 31, 1996, options for 101,000 shares were outstanding.

The 1990 Stock Option Plan for Nonemployed Directors (the "Restated Plan"), was restated and approved by stockholders on June 7, 1995. The exercise price for each option granted is the market price of the shares at the date of grant. Options granted under the Restated Plan are exercisable in 50% increments on each anniversary of the grant date, with full vesting occurring on the second anniversary date. All options terminate upon the earliest of (a) thirty days after an optionee ceases to be a director of the Company for any reason other than death, (b) six months after an optionees death or (c) ten years after the date such options were granted. The aggregate number of shares which may be issued under the Restated Plan shall not exceed 12,500 shares of Class A Common Stock. The compensation effect of the nonemployed director options on the Company's results of operations and per share results are immaterial.



                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996 and 1995


NOTE I - STOCK OPTION PLANS (continued)

The Restated Plan provides that each director who is not an employee of the Company and has not been an employee of the Company for all or any part of the preceding fiscal year automatically receives options to purchase
1000 shares of Class A Common Stock upon their election or appointment as a director of the Company. Thereafter, every year options to purchase 500 shares of Class A Common Stock (subject to adjustment for recapitalizations, stock splits and similar events) will automatically be granted to such director, provided, however, that such automatic option grants will be made only if the director (a) has served on the Board of Directors for the entire two preceding fiscal years, (b) is not otherwise an employee of the Company or any subsidiaries on the date of grant and (c) has not been an employee of the Company or any subsidiaries for all or any part of the preceding fiscal years. As of December 31, 1996, options for 7,250 shares were outstanding.

Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the methodology prescribed by FAS 123, the Company's net income (loss) and income (loss) per share would be reduced to the pro forma amounts indicated below;

                                               1996       1995
     Net income (loss)   As reported         $ (174)     $ 452
                         Pro forma             (233)       394

     Net Income (loss)
         Per share       As reported        $ (0.18)    $ 0.42
                         Pro forma            (0.24)      0.37

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: no expected dividends; expected volatility of 70%; risk-free interest rates ranging from 5.00% to 7.76%; and expected lives of 5.4 years.












                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996 and 1995


NOTE I - STOCK OPTION PLANS (continued)

A summary of the status of the Company's fixed stock plans as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                     1996                  1995
                                          Weighted              Weighted
                                          Average               Average
                                          Exercise              Exercise
                                  Shares  Price         Shares  Price

Outstanding at beginning of year  107,200  $ 5.72         4,100  $ 1.81
Granted                             2,000    6.82       103,500    5.86
Exercised                            (450)   2.36          (400)   2.73
Outstanding at ending of year     108,750    5.74       107,200    5.72

Options exercisable at year end    36,822  $ 5.63         1,950  $ 1.66

Weighted-average fair value of
 options granted during the year           $ 4.78                $ 2.82


The following information applies to options outstanding at December 31, 1996:


Range of exercise prices        $0.55 - $1.75  $2.00 - $5.875  $6.00 - $7.0125

Options outstanding                 2,700          53,050          53,000
Weighted average exercise price    $ 1.19          $ 4.74          $ 6.97
Weighted average remaining
 contractual life (years)            7.00            4.10            4.20

Options exercisable                 1,371          18,117          17,334
Weighted average exercise price    $ 1.04          $ 4.68          $ 6.98