Form 10QSB
period 1997-03-31
DOVER INVESTMENTS CORP
filed 1997-05-12
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB
     (Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended  March 31, 1997

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997, were as follows:

      Class A Common Stock, $.01 par value    683,707 Shares of Common Stock

      Class B Common Stock, $.01 par value    317,973 Shares of Common Stock

                Transitional Small Business Disclosure Statement
                              Yes            No    X

            THIS REPORT CONSISTS OF  12  SEQUENTIALLY NUMBERED PAGES.
                  DOVER INVESTMENTS CORPORATION
                              INDEX


                                                                   Page
                                                                   Number
PART I.   FINANCIAL INFORMATION

Item 1.

     Financial Statements

     Consolidated Balance Sheets
     as of March 31, 1997 and December 31, 1996.........................3

     Consolidated Statements of Operations
     for the Three Months Ended March 31, 1997 and 1996.................4

     Consolidated Statement of Stockholders'
     Equity for the Three Months Ended March 31, 1997...................5

     Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1997 and 1996.................6

     Notes to Consolidated Financial Statements.........................7

Item 2.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operation.................................8

PART II.  OTHER INFORMATION ...........................................10

SIGNATURES ............................................................11












                     DOVER INVESTMENTS CORPORATION
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                  March 31, 1997 and December 31, 1996
                  (in thousands except share amounts)

                                                        03-31-97     12-31-96
ASSETS
  Cash                                                  $    502     $  1,438
  Restricted Cash                                            126          125
  Securities Purchased under Agreement to Resell              -         1,400
  Income Taxes Receivable                                     -            17
  Homes Held for Sale                                      1,437        1,437
  Property Held for Development                           20,838       21,682
  Other Assets                                               659          626

TOTAL ASSETS                                             $23,562      $26,725

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deferred Income Taxes                                       -             9
  Accrued Interest and Other Liabilities                     685        1,490
  Notes Payable                                            3,499        5,999
  Minority Interest in Joint Venture                         148          131
TOTAL LIABILITIES                                          4,332        7,629

STOCKHOLDERS' EQUITY
  Class A Common Stock Par Value, $.01 Per Share --
    Authorized 2,000,000 Shares; Issued 804,823 at
    3/31/97 and 805,098 at 12/31/96                            8            8
  Class B Common Stock Par Value, $.01 Per Share --
    Authorized 1,000,000 Shares; Issued 322,533 at
    3/31/97 and 322,708 at 12/31/96                            3            3
  Additional Paid-In Capital                              19,055       19,031
  Retained Earnings from January 1, 1993                     819          884
  Treasury Stock (154,450 Class A and
    4,560 Class B)                                          (655)        (830)
  TOTAL STOCKHOLDERS' EQUITY                              19,230       19,096
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $23,562      $26,725


     See accompanying notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except share amounts)




                                                         Three Months Ended
                                                               March 31,
                                                        1997            1996

     Home Sales                                      $ 2,448         $ 2,446
     Cost of Sales                                    (2,172)         (2,360)

       Gross Profit                                      276              86

     Selling Expenses                                   (170)           (233)
     General and Administrative
       Expenses                                         (194)           (145)

                                                        (364)           (378)

       Operating Loss                                    (88)           (292)


     Interest Income                                      23              48

       Income                                             23              48


     Loss before Taxes                                   (65)           (244)

     Net Loss                                         $  (65)        $  (244)

     Net Loss Per Share                               $(0.07)        $ (0.25)







           See accompanying notes to Consolidated Financial Statements.





                          DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    For the Three Months Ended March 31, 1997
                                  (in thousands)






                                                   Additional                Treasury
                                 Common   Stock    Paid-In       Retained    Stock
                                 Class A  Class B  Capital       Earnings    at Cost     Total
S>
Balance at January 1, 1997       $ 8      $ 3      $19,031       $   884     $ (830)     $19,096

Reissuance of Class A Common
Stock                              -        -           24            -         175          199

Net Loss                           -        -            -           (65)        -           (65)

Balance at March 31, 1997        $ 8      $ 3      $19,055        $  819     $ (655)     $19,230















           See accompanying notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months ended March, 31, 1997 and 1996
                                  (in thousands)

                                                            Three Months
                                                           Ended March 31,
                                                          1997         1996

Cash Flows from Operating Activities:
 Net Loss                                              $   (65)      $ (244)
 Reconciliation of Net Loss to Net Cash
   (Used in) Provided by Operating Activities:
     Minority Interest                                      17           17
     Changes in Assets and Liabilities:
        Restricted Cash                                     (1)          49
        Property Held for Development                      844        1,441
             Other Assets                                  (16)        (108)
        Accrued Interest and Other Liabilities, Net       (814)          92
        Net Cash (Used in) Provided by Operating
         Activities                                       ( 35)       1,247

Cash Flows from Investing Activities:
 Proceeds from (Purchases of) Securities Purchased
  under Agreement to Resell                              1,400         (200)
        Net Cash Provided by (Used in)
         Investing Activities                            1,400         (200)
Cash Flows from Financing Activities:
 Repayment of Notes Payable                             (2,500)      (1,000)
 Purchase of Common Stock                                   -          (161)
 Reissuance of Treasury Stock                              199          -
              Net Cash Used in Financing Activities     (2,301)      (1,161)

Net Decrease in Cash                                      (936)        (114)
Cash at Beginning of Period                              1,438          639
Cash and End of Period                                $    502      $   525





           See accompanying notes to Consolidated Financial Statements.

                       DOVER INVESTMENTS CORPORATION
                             AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                              March 31, 1997



1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of March 31, 1997, and December 31, 1996, the related consolidated statements of operations for the three month periods ended
March 31, 1997 and 1996, the consolidated statements of stockholders' equity for the three months period ended March 31, 1997, and cash flows for the three month periods ended March 31, 1997 and 1996, reflect all adjustments (consisting of normal recurring accruals and elimination of significant intercompany transactions and balances) necessary for a fair presentation of Dover Investments Corporation ("the Company").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1996 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the quarter ended March 31, 1997, are not necessarily indicative of the results which may be expected for the entire year.

The symbols for the Class A Common Stock and the Class B Common Stock are "DOVR-A" and "DOVR-B", respectively.

2.   NET LOSS PER SHARE

Net loss per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute net income per share was 968,346 at March 31, 1997, and 975,199 at March 31, 1996.

3.   CONTINGENCIES

The Company has an agreement to indemnify its directors who formerly served as directors and/or officers of the Association and its subsidiaries.
The RTC, in a letter dated March 10, 1993, advised the present and former directors and officers of the Association and its subsidiaries of potential claims that the RTC may assert against them for the recovery of losses suffered by the Association and its subsidiaries in connection with certain specified actions and loan transactions. No action has been taken by the RTC on this matter for quite some time and the RTC went out of existence on December 31, 1995. Counsel to the Company have advised the Company that in light of these circumstances and the likelihood of the expiration of the statute of limitation, they do not see any prospect of material liability to the RTC. Consequently, the Company has not provided for any contingencies on these matters.


MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND    PART I
RESULTS OF OPERATIONS                                            ITEM 2

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1997, the Company's investment in property held for development and homes held for sale decreased by $844,000 from its carrying value at December 31, 1996. This decrease resulted primarily from a reduction of capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and the subdivision in Tracy, California (the "Glenbriar Joint Venture"). At March 31, 1997, the Company has completed lot improvements on one hundred and fifty lots and partial improvements on ninety nine additional lots. Of the one hundred and fifty lots with completed lot improvements, ten are part of a model complex, one hundred and nine have been built, sold and closed, twenty nine are under construction and presold and two are under construction and are for sale.
The market for homes at Marina Vista improved substantially during the latter part of 1996 and in the first part of 1997.

The Company continues to be part of a Joint Venture (the"Glenbriar Joint Venture") with Westco Community Builders, Inc. ("Westco") in Tracy, California which owns one hundred and eight acres of land comprising a portion of the Glenbriar Estates Project. During 1996, the Company also formed a limited liability company with Westco, known as Glenbriar Venture #2 which holds options to purchase approximately one hundred and thirty one acres of land also comprising a portion of the Glenbriar Estates Project. Glenbriar Joint Venture and Glenbriar Venture #2 have succeeded in rezoning the Glenbriar Estates property to Low Density Residential and have obtained the approval of new tentative subdivision maps which provide for up to three hundred and ninety five lots on the Glenbriar Joint Venture property and up to five hundred lots on the Glenbriar Venture #2 property. In December of 1996, Glenbriar Joint Venture filed final subdivision maps and improvement plans with the city of Tracy covering certain off tract improvements for one hundred and seventy two lots. At March 31, 1997, Glenbriar Joint Venture is negotiating with various builders for the sale of lots upon approval of the final subdivision maps. The Company anticipates selling lots to merchant builders first in the Glenbriar Venture property and thereafter in the Glenbriar Venture #2 property.

During the three months ended March 31, 1997, the Company used its liquidity to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves and from revenues from home sales. The Company also obtained additional construction financing from private sources secured by the homes under construction. The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales, lot sales, and from construction financing when deemed appropriate. The Company believes that it has sufficient cash available to complete the development and construction of the Marina Vista property, as well as pay off the debt discussed below when it becomes due, and make its required contributions to the Glenbriar Joint Ventures.

The Company made the final principal payment of $2,500,000 on March 28, 1997 to the seller of the Marina Vista property. The seller released the remaining property from the lien of its deed of trust. At March 31, 1997, the Company has outstanding construction borrowing of $1,596,850 secured by lots and homes under construction with a maturity date of September 30, 1997. The Company also has previously obtained an $802,000 loan secured by the four model homes. The loans on the model homes mature on June 30, 1998.
The interest rates on the construction loan and model homes are prime plus one and one half percent and eleven and one quarter percent, respectively.


RESULTS OF OPERATIONS

For the quarter ended March 31, 1997, the Company had a net loss of $65,000, compared to a loss of $244,000 for the same period in 1995. Total sales for the quarter ended March 31, 1997, were $2,448,000, resulting in a gross profit of $276,000, compared to $2,446,000 in sales and a gross profit of $86,000 for the same period in 1996.

The Company expects that the Marina Vista project and the Glenbriar Joint Ventures will provide a profit from the sale of homes and lots. Factors such as interest rates and general economic conditions influence the prices at which the Company is able to sell homes. In order to maintain its market share of new home sales, the Company keeps home prices competitive with other builders of a similar product in the vicinity of the property.

The interest income of $23,000 in the first quarter of 1997 was attributable to the Company investing its funds in overnight investments which are collateralized by mortgage-backed certificates and are held on behalf of the Company by the dealers who arranged the transaction. At March 31, 1997, such overnight investments were liquidated.

For the three months ended March 31, 1997, general and administrative expenses increased by $49,000 from those expenses incurred in the same period in 1996. The expense increase resulted from an increase in administrative expenses. At March 31, 1997, the cost of sales decreased by $188,000, compared to the same period in 1996.
























                                                  PART II
                                                  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Information required by this item is incorporated by reference to footnote 3 to the notes to the Consolidated Unaudited Financial Statements included herein and to Item 3 of the Annual Report on Form 10-KSB for the year ended December 31, 1996 of the Company. There have been no material developments since the filing of such report except as to the income tax disclosure described in footnote 3.

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

          27.1 Financial Data Schedule for the Quarter Ended March 31, 1997.


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

                                   DOVER INVESTMENTS CORPORATION


Date:  May 9, 1997                 By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer