Form 10QSB
period 1997-06-30
DOVER INVESTMENTS CORP
filed 1997-08-04
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB
          (Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997 were as follows:

    Class A Common Stock, $.01 par value    683,706 Shares of Common Stock

    Class B Common Stock, $.01 par value    317,972 Shares of Common Stock

               Transitional Small Business Disclosure Statement
                          Yes            No    X

            THIS REPORT CONSISTS OF  11  SEQUENTIALLY NUMBERED PAGES.

                  DOVER INVESTMENTS CORPORATION
                              INDEX


                                                       Page
                                                       Number
PART I.   FINANCIAL INFORMATION

Item 1.

     Financial Statements
     Consolidated Balance Sheets
     as of June 30, 1997 and December 31, 1996..............3

     Consolidated Statements of Operations for the Three
     Months and Six Months Ended June 30, 1997 and 1996.....4

     Consolidated Statement of Stockholders'
     Equity for the Six Months Ended June 30, 1997..........5

     Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1997 and 1996........6

     Notes to Consolidated Financial Statements.............7

Item 2.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operation.....................8

PART II.  OTHER INFORMATION ...............................10

SIGNATURES ................................................11










                     DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                  June 30, 1997 and December 31, 1996
                  (in thousands except share amounts)


                                                        06-30-97     12-31-96
ASSETS
  Cash                                                  $    598     $  1,438
  Restricted Cash                                            337          125
  Securities Purchased under Agreement to Resell              -         1,400
  Income Taxes Receivable                                     -            17
  Homes Held for Sale                                      1,437        1,437
  Property Held for Development                           22,156       21,682
  Other Assets                                               738          626

TOTAL ASSETS                                             $25,266      $26,725

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deferred Income Taxes                                       -             9
  Accrued Interest and Other Liabilities                     726        1,490
  Notes Payable                                            5,219        5,999
  Minority Interest in Joint Venture                         163          131
TOTAL LIABILITIES                                          6,108        7,629

STOCKHOLDERS' EQUITY
  Class A Common Stock Par Value, $.01 Per Share --
    Authorized 2,000,000 Shares; Issued 804,822 at
    6/30/97 and 805,098 at 12/31/96                            8            8
  Class B Common Stock Par Value, $.01 Per Share --
    Authorized 1,000,000 Shares; Issued 322,532 at
    6/30/97 and 322,708 at 12/31/96                            3            3
  Additional Paid-In Capital                              19,055       19,031
  Retained Earnings from January 1, 1993                     747          884
  Treasury Stock (121,116 at 6/30/97 and 154,450 at
    12/31/96 of Class A Shares and 4,560 of
    Class B Shares)                                         (655)        (830)
TOTAL STOCKHOLDERS' EQUITY                                19,158       19,096

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $25,266      $26,725


     See accompanying notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except share amounts)



                                        Three Months Ended   Six Months Ended
                                               June 30,           June 30,
                                           1997       1996     1997      1996

Home Sales                              $ 2,422    $   -     $ 4,870  $ 2,446
Cost of Sales                            (2,180)       -      (4,352)  (2,360)

    Gross Profit                            242        -         518       86

Selling Expenses                           (211)     ( 66)      (381)    (299)
General and Administrative
 Expenses                                  (116)     (121)      (310)    (266)

                                           (327)     (187)      (691)    (565)

    Operating Loss                         ( 85)     (187)      (173)    (479)


Interest Income                              13        37         36       85

    Total Other Income                       13        37         36       85


Loss before Taxes                          ( 72)     (150)      (137)    (394)


Net Loss                                $  ( 72)   $ (150)    $ (137)  $ (394)

Net Loss Per Share                      $ (0.07)   $(0.15)    $(0.14)  $(0.41)






           See accompanying notes to Consolidated Financial Statements.




                          DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      For the Six Months Ended June 30, 1997
                                  (in thousands)




                                                  Additonal            Treasury
                               Common   Stock     Paid-In    Retained  Stock
                               Class A  Class B   Capital    Earnings  at Cost    Total

Balance at January 1, 1997     $  8     $  3      $19,031    $   884   $ (830)    $19,096

Reissuance of Class A Common
Stock                          $  -        -           24          -      175         199

Net Loss                       $  -        -            -       (137)       -        (137)

Balance at June 30, 1997       $  8     $  3      $19,055     $  747   $ (655)    $19,158




















           See accompanying notes to Consolidated Financial Statements.


                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Six Months ended June 30, 1997 and 1996
                                  (in thousands)



                                                            Six Months
                                                           Ended June 30,
                                                             1997        1996

Cash Flows from Operating Activities:
 Net Loss                                                 $  (137)    $  (394)
 Reconciliation of Net Loss to Net Cash
   Used in Operating Activities:
   Minority Interest                                           32          46
             Changes in Assets and Liabilities:
     Restricted Cash                                         (212)        163
     Property Held for Development                           (474)        116
     Other Assets                                            ( 95)       (466)
     Accrued Interest and Other Liabilities, Net             (773)        173
     Net Cash Used in Operating Activities                 (1,659)       (362)

Cash Flows from Investment Activities:
 Proceeds from Securities Sold under Agreement to Resell    1,400       1,100
     Net Cash Provided by Investing Activities              1,400       1,100

Cash Flows from Financing Activities:
 Repayments of Notes Payable                                ( 780)     (1,000)
 Stock Option Exercise                                          -       ( 161)
 Reissuance of Treasury Stock                                 199           1
     Net Cash Used in Financing Activities                  ( 581)     (1,160)
Net Decrease in Cash                                         (840)       (422)
Cash at Beginning of Period                                 1,438         639
Cash at End of Period                                    $    598    $    217





           See accompanying notes to Consolidated Financial Statements.

                       DOVER INVESTMENTS CORPORATION

                Notes to Consolidated Financial Statements

                               June 30, 1997


1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of June 30, 1997, and December 31, 1996, the related consolidated statements of operations for the three month and six month periods ended June 30, 1997 and 1996, and the consolidated statements of stockholders' equity for the six months period ended June 30, 1997, and cash flows for the six month periods ended June 30, 1997 and 1996, reflect all adjustments (consisting of normal recurring accruals and elimination of significant intercompany transactions and balances) necessary for a fair presentation of Dover Investments Corporation ("the Company").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1996 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the three months and six months ended June 30, 1997, are not necessarily indicative of the results which may be expected for the entire year.

The symbols for the Class A Common Stock and the Class B Common Stock are "DOVR-A" and "DOVR-B", respectively.

2.   NET LOSS PER SHARE

Net loss per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute net income per share was 985,012 at June 30, 1997, and 975,119 at June 30, 1996.

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



MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND    PART I
RESULTS OF OPERATIONS                                            ITEM 2



LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company's investment in property held for development and homes held for sale increased by $474,000 from its carrying value at December 31, 1996. This increase resulted primarily from capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and the subdivision in Tracy, California (the "Glenbriar Joint Venture"). At June 30, 1997, the Company has completed lot improvements on one hundred and fifty lots and partial improvements on ninety nine additional lots. Of the one hundred and fifty lots with completed lot improvements, ten are part of a model complex, one hundred and twenty have been built, sold and closed, twenty are under construction and presold. The Company has commenced construction on an additional fourteen houses, thirteen of which have contracts of sale.
The market for homes at Marina Vista improved substantially during the latter part of 1996 and in the first half of 1997.

The Company continues to be part of a Joint Venture (the "Glenbriar Joint Venture") with Westco Community Builders, Inc. ("Westco") in Tracy, California which owns one hundred and eight acres of land comprising a portion of the Glenbriar Estates Project. During 1996, the Company also formed a limited liability company with Westco, known as Glenbriar Venture #2 which holds options to purchase approximately one hundred and thirty one acres of land also comprising a portion of the Glenbriar Estates Project. Glenbriar Joint Venture and Glenbriar Venture #2 have succeeded in rezoning the Glenbriar Estates property to Low Density Residential and have obtained the approval of new tentative subdivision maps which provide for up to three hundred and ninety five lots on the Glenbriar Joint Venture property and up to five hundred lots on the Glenbriar Venture #2 property. In December of 1996, Glenbriar Joint Venture filed final subdivision maps and improvement plans with the city of Tracy covering certain off tract improvements for one hundred and seventy two lots. At June 30, 1997, Glenbriar Joint Venture is negotiating with various builders for the sale of lots upon approval of the final subdivision maps. The Company anticipates selling lots to merchant builders first in the Glenbriar Venture property and thereafter in the Glenbriar Venture #2 property.

During the six months ended June 30, 1997, the Company used its liquidity to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves and from revenues from home sales. The Company also obtained construction financing from private sources secured by the homes under construction. The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales, lot sales, and from construction financing when deemed appropriate. The Company believes that it has sufficient cash available to complete the development and construction of the Marina Vista property, as well as pay off the debt discussed below when it becomes due, and make its required contributions to the Glenbriar Joint Ventures.






On March 28, 1997, the Company made the final principal payment of $2,500,000 to the seller of the Marina Vista property. The seller released the remaining property from the lien of its deed of trust. At June 30, 1997, the Company has outstanding construction borrowing of $3,316,850 secured by lots and homes under construction with a maturity date of September 30, 1998.
The Company also has previously obtained an $802,000 loan secured by the four model homes. The loans on the model homes mature on June 30, 1998. The interest rates on the construction loan and model homes are prime plus one and one half percent and eleven and one quarter percent, respectively.



RESULTS OF OPERATIONS

For the quarter ended June 30, 1997, the Company had a net loss of $72,000, compared to a loss of $150,000 for the same period in 1996. For the six months ended June 30, 1997, net loss was $137,000, compared to a loss of $394,000 for the same period in 1996. Total sales for the six months ended June 30, 1997, were $4,870,000, resulting in a gross profit of $518,000, compared to $2,446,000 in sales and a gross profit of $86,000 for the same period in 1996.

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

The interest income of $13,000 in the second quarter of 1997 was attributable to the Company investing its funds in overnight investments which are collateralized by mortgage-backed certificates and are held on behalf of the Company by the dealers who arranged the transaction.
At June 30, 1997, such overnight investments were liquidated.

For the six months ended June 30, 1997, general and administrative expenses increased by $44,000, from those expenses incurred in the same period in 1996. The expense increase resulted from an increase in administrative expenses. At June 30, 1997, home sales increased by $2,424,000, the cost of sales increased by $1,992,000, compared to the same period in 1996. The increase resulted from the sale and construction of a larger number of homes.










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

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 14, 1997, the Company held its annual meeting of stockholders for the purpose of electing directors and ratifying the appointment of the Company's auditors. All of the Company's nominees were elected directors as follows: Arnold Addison, 443,550 votes for and 29,813 votes withheld; Michael Raddie, 443,550 votes for and 29,813 votes withheld; John Gilbert 2,920,110 votes for and 1,500 votes withheld; Lawrence Weissberg, 2,920,110 votes for and 1,500 withheld; and Will C. Wood, 2,920,110 votes for and 1,500 votes withheld. The proposal to ratify the appointment of Grant Thornton LLP as the Company's independent public accountant for the year ended December 31, 1996, was approved with 3,366,402 votes for, 1,470 votes against and 27,101 votes abstaining.

Item 5.   OTHER INFORMATION

          The Company's Class A Common Stock and Class B Common Stock are traded on the National Quotation Bureau pink sheets and on the NASD OTC Bulletin Board under the symbols DOVR-A and DOVR-B.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.     Exhibits
          The exhibits listed below is filed with this report.

          27.1  Financial Data Schedule for the Quarter Ended June 30, 1997.

          B.        Reports on Form 8-K.
          A report on Form 8-K, dated April 28, 1995, reported a tax settlement with the IRS for tax years 1985 - 1990.


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DOVER INVESTMENTS CORPORATION


Date: August 1, 1997               By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                         Chairman of the Board, President
                                         and Chief Executive Officer