Form 10QSB
period 1997-09-30
DOVER INVESTMENTS CORP
filed 1997-11-10
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-QSB
(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

    Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to

Commission file number     1-8631

                        Dover Investments Corporation
         (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                     94-1712121
(State or Other Jurisdiction                 (I.R.S. Employer
of Incorporation or Organization             Identification No.)

            100 Spear Street, Suite 520, San Francisco, CA  94105
                    (Address of Principal Executive Offices)

                                 (415) 777-0414
             (Issuer's Telephone Number, Including Area Code)

          350 California Street, Suite 1650, San Francisco, CA 94104 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

      The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997 were as follows:

   Class A Common Stock, $.01 par value    684,801 Shares of Common Stock

   Class B Common Stock, $.01 par value    317,877 Shares of Common Stock

               Transitional Small Business Disclosure Statement
                           Yes            No    X

            THIS REPORT CONSISTS OF  11  SEQUENTIALLY NUMBERED PAGES.

                  DOVER INVESTMENTS CORPORATION
                              INDEX


                                                       Page
                                                       Number
PART I.   FINANCIAL INFORMATION

Item 1.

     Financial Statements

     Consolidated Balance Sheets
     as of September 30, 1997 and December 31, 1996...........  .............3

     Consolidated Statements of Operations for the Three
     Months and Nine Months Ended September 30, 1997 and 1996................4

     Consolidated Statement of Stockholders'
     Equity for the Nine Months Ended September 30, 1997.....................5

     Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 1997 and 1996.................. 6

     Notes to Consolidated Financial Statements............................. 7

Item 2.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operation......................................8

PART II.  OTHER INFORMATION ................................................10

SIGNATURES .................................................................11










                     DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                September 30, 1997 and December 31, 1996
                  (in thousands except share amounts)


                                                        09-30-97     12-31-96
ASSETS
  Cash                                                  $  1,604     $  1,438
  Restricted Cash                                          2,482          125
  Securities Purchased under Agreement to Resell              -         1,400
  Income Taxes Receivable                                     -            17
  Homes Held for Sale                                      1,437        1,437
  Property Held for Development                           21,011       21,682
  Other Assets                                             1,905          626

TOTAL ASSETS                                             $28,439      $26,725

LIABILITIES AND STOCKHOLDERS' EQUITY
  Income Taxes Payable                                        12           -
  Deferred Income Taxes                                       -             9
  Accrued Interest and Other Liabilities                   1,929        1,490
  Notes Payable                                            6,149        5,999
  Minority Interest in Joint Venture                         228          131
TOTAL LIABILITIES                                          8,318        7,629

STOCKHOLDERS' EQUITY
  Class A Common Stock Par Value, $.01 Per Share --
    Authorized 2,000,000 Shares; Issued 804,917 at
    9/30/97 and 805,098 at 12/31/96                            8            8
  Class B Common Stock Par Value, $.01 Per Share --
    Authorized 1,000,000 Shares; Issued 322,437 at
    9/30/97 and 322,708 at 12/31/96                            3            3
  Additional Paid-In Capital                              19,380       19,031
  Retained Earnings from January 1, 1993                   1,385          884
  Treasury Stock (119,666 at 9/30/97 and 154,450 at
    12/31/96 of Class A Shares and
    4,560 of Class B Shares)                                (655)        (830)
TOTAL STOCKHOLDERS' EQUITY                                20,121       19,096

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $28,439      $26,725


     See accompanying notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except share amounts)


                                     Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                      1997         1996      1997        1996

Home Sales                          $ 7,020    $  2,719    $ 11,890   $ 5,165
Lot Sales                             1,949          -        1,949        -
     Total Sales                      8,969       2,719      13,839     5,165

Cost of Home Sales                   (6,168)     (2,390)    (10,520)   (4,750)
Cost of Lot Sales                    (1,321)         -       (1,321)       -
     Total Cost of Sales             (7,489)     (2,390)    (11,841)   (4,750)

Minority Interest in Joint Venture       (6)         -           (6)       -

           Gross Profit               1,474         329       1,992       415

Selling Expenses                       (408)       (252)      ( 789)     (551)
General and Administrative Expenses    (155)       (142)      ( 465)     (408)
                                       (563)       (394)     (1,254)     (959)

    Operating Income (Loss)             911        ( 65)        738      (544)

Other Income
Interest                                 30          21          66       106
Fees                                     34           -          34        -
    Total Other Income                   64          21         100       106

Income (Loss) before Taxes              975         (44)        838      (438)

Provision for Income Taxes             (388)          -        (337)       -

Net Income (Loss)                    $  587      $  (44)     $  501    $ (438)

Net Income (Loss) Per Share          $ 0.59      $(0.05)     $ 0.50    $(0.45)




           See accompanying notes to Consolidated Financial Statements.




                          DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   For the Nine Months Ended September 30, 1997
                                  (in thousands)



                                                Additional             Treasury
                              Common   Stock    Paid-In      Retained  Stock
                              Class A  Class B  Capital      Earnings  at Cost    Total

Balance at January 1, 1997    $  8     $  3     $19,031      $    884  $ (830)    $19,096
Reissuance of Class A
Common Stock                  $  -        -          24            -      175         199

Realization of Prequasi-
reorganization Net Operating
Loss Tax Benefits             $  -        -         325            -       -          325

Net Income (Loss)             $  -        -          -            501      -          501

Balance at
September 30, 1997            $  8     $  3     $19,380        $1,385   $(655)    $20,121




           See accompanying notes to Consolidated Financial Statements.


                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Nine Months ended September 30, 1997 and 1996
                                  (in thousands)


                                                             Nine Months
                                                          Ended September 30,
                                                          1997           1996
Cash Flows from Operating Activities:
 Net Income (Loss)                                     $   501       $   (438)
 Reconciliation of Net Income (Loss)  to Net Cash
   Used in Operating Activities:
   Minority Interest                                        97             60
   Deferred Taxes                                           (9)             -
   Tax Benefit of Utilizing Prequasi-reorganization
    Net Operating Losses                                   325              -
Changes in Assets and Liabilities:
   Restricted Cash                                      (2,357)           170
   Property Held for Development                           671           (193)
   Other Assets                                         (1,262)           (46)
   Income Taxes Payable                                     12              -
Accrued Interest and Other Liabilities, Net                439            288
   Net Cash Used in Operating Activities                (1,583)          (159)

Cash Flows from Investment Activities:
   Proceeds from Securities Sold under
    Agreement to Resell                                  1,400          2,300
     Net Cash Provided by Investing Activities           1,400          2,300

Cash Flows from Financing Activities:
 Proceeds from (Repayment of) Notes Payable                150         (2,271)
Stock Option Exercise                                       -            (159)
  Reissuance of Treasury Stock                             199             -
     Net Cash Provided by (Used in)
      Financing Activities                                 349         (2,430)

Net Increase (Decrease in) Cash                            166           (289)
Cash at Beginning of Period                              1,438            639
Cash at End of Period                                  $ 1,604         $  350

Additional paid-in capital for the nine months ended 9/30/97 increased and taxes payable decreased by $325, resulting from prequasi-reorganization net operating loss tax benefits.

           See accompanying notes to Consolidated Financial Statements.

                       DOVER INVESTMENTS CORPORATION

                Notes to Consolidated Financial Statements

                            September 30, 1997



1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of September 30, 1997, and December 31, 1996, the related consolidated statements of operations for the three month and nine month periods ended September 30, 1997 and 1996, and the consolidated statements of stockholders' equity for the nine months period ended September 30, 1997, and cash flows for the nine month periods ended September 30, 1997 and 1996, reflect all adjustments (consisting of normal recurring accruals and elimination of significant intercompany transactions and balances) necessary for a fair presentation of Dover Investments Corporation ("the Company").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1996 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the three months and nine months ended September 30, 1997, are not necessarily indicative of the results which may be expected for the entire year.

The symbols for the Class A Common Stock and the Class B Common Stock are "DOVR-A" and "DOVR-B", respectively.


2.   NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute net income (loss) per share was 990,913 at September 30, 1997, and 968,346 at September 30, 1996.











MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND    PART I
RESULTS OF OPERATIONS                                            ITEM 2



LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's investment in property held for development and homes held for sale decreased by $671,000 from its carrying value at December 31, 1996. This decrease resulted primarily from a reduction of capitalized expenditures and the sale of homes and lots for the ongoing development of real property located in San Leandro, California
(the "Marina Vista property"), and the subdivision in Tracy, California
(the "Glenbriar Joint Venture"). At September 30, 1997, the Company has completed lot improvements on one hundred and ninety eight lots and partial improvements on fifty one additional lots. Of the one hundred and ninety eight lots with completed lot improvements, ten are part of a model complex, one hundred and forty have been built, sold and closed, twenty six are under construction and presold. The Company will commence construction on an additional nine houses, three of which have contracts of sale. Thirteen lots of the one hundred and ninety eight have lot improvements. The market for homes at Marina Vista improved substantially during 1997.

The Company continues to be part of Glenbriar Joint Venture (the "GJV") with Westco Community Builders, Inc. ("Westco") in Tracy, California which owns one hundred and eight acres of land comprising a portion of the Glenbriar Estates Project. During 1996, the Company also formed a limited liability company with Westco, known as Glenbriar Venture #2 which holds options to purchase approximately one hundred and thirty one acres of land also comprising a portion of the Glenbriar Estates Project. GJV and Glenbriar Venture #2 have succeeded in rezoning the Glenbriar Estates property to Low Density Residential and have obtained the approval of new tentative subdivision maps which provide for three hundred and eighty two lots on the GJV property and approximately five hundred lots on the Glenbriar Venture #2 property. The tentative subdivision maps provide for four lot types ranging in size from 6,000 square feet to one acre in size. In June of 1997, GJV commenced rough grading of the entire GJV property and is currently installing the principle off tract and "backbone" improvements. GJV has obtained final subdivision maps covering ninety two of the 6,000 square foot lots (Units 5 & 6) and has sold these lots in an "unfinished" state to an unrelated merchant builder. This builder expects to close the sale of its first houses within the subdivision during the month of November 1997.
GJV has also granted this builder an option to purchase an additional eighty eight lots (Unit 7) in an "unfinished" state. Additionally, GJV has obtained approval of a final subdivision map covering eighty two of the 7,200 square foot lots (Unit 2) and plans to build homes for sale on these lots. Site improvements on these lots (e.g. utilities, streets, curbs, gutters, paving, etc.) are currently being installed. GJV currently has two other final subdivision maps on file with the City of Tracy pending approval covering eighty four lots (Units 3 & 4). GJV intends to develop these lots itself by construction of single family homes for sale to the public. Additional subdivision maps will be submitted for approval as the market will permit.
In the future, GJV intends to build homes itself for sale to the public, as well as sell lots to unrelated merchant builders.

During the third quarter, the Company entered into agreements with Westco whereby Westco would construct and sell two higher priced custom single family homes on the Peninsula. The profits from these two homes will be split between the partners upon sale. The properties have been purchased and plans are being submitted to the respective cities for approval.
It is expected that construction on these homes will commence within the next sixty days.

During the nine months ended September 30, 1997, the Company used its liquidity to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses.
The Company met its funding requirements primarily from cash reserves and from revenues from home sales. The Company also obtained construction financing from private sources secured by the homes under construction. The Company's primary source of liquidity in the future will continue to be from
revenues generated from home sales, lot sales,   and from construction
financing when deemed appropriate. The Company believes that it has sufficient cash available to complete the development and construction of the Marina Vista property, as well as pay off the debt discussed below when it becomes due, and make its required contributions to the Glenbriar Joint Ventures.

On March 28, 1997, the Company made the final principal payment of $2,500,000 to the seller of the Marina Vista property. The seller released the remaining property from the lien of its deed of trust. At September 30, 1997 the Company has outstanding construction borrowing of $6,149,000 secured by lots and homes under construction with a maturity date of September 30, 1998. The Company also has previously obtained an $802,000 loan secured by the four model homes. The loans on the model homes mature on June 30, 1998. The interest rates on the construction loan and model homes are prime plus one and one half percent and eleven and one quarter percent, respectively.



RESULTS OF OPERATIONS

For the quarter ended September 30, 1997, the Company had net income of $587,000, compared to a loss of $44,000 for the same period in 1996.
For the nine months ended September 30, 1997, net income was $501,000, compared to a loss of $438,000 for the same period in 1996. Total sales for the nine months ended September 30, 1997, were $13,839,000, resulting in a gross profit of $1,992,000, compared to $5,165,000 in sales and a gross profit of $415,000 for the same period in 1996.

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

The interest income of $30,000 in the third quarter of 1997 was attributable to the Company investing its funds in overnight investments which are collateralized by mortgage-backed certificates and are held on behalf of the Company by the dealers who arranged the transaction.
At September 30, 1997, such overnight investments were liquidated.

For the nine months ended September 30, 1997, general and administrative expenses increased by $57,000, from those expenses incurred in the same period in 1996. The expense increase resulted from an increase in administrative expenses. At September 30, 1997, home sales increased by $6,725,000, the cost of sales increased by $5,770,000, compared to the same period in 1996. The increase resulted from the sale and construction of a larger number of homes.



                                                         PART II
                                                         OTHER INFORMATION

Item 1.   LEGAL PROCEDURES
          Information required by this item is incorporated by reference in
          Item 3 of the Annual Report on Form 10-KSB for the year ended December 31, 1996.


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

          27.1  Financial Data Schedule for the Quarter Ended
                September 30, 1997.

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

                                   DOVER INVESTMENTS CORPORATION


Date: November 7, 1997             By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer