Form 10KSB
period 1997-12-31
DOVER INVESTMENTS CORP
filed 1998-03-24
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1997
                                        OR
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from                to

                          Commission File Number 1-8631

                          DOVER INVESTMENTS CORPORATION
                  (Name of small business issuer in its charter)

                    DELAWARE                      94-1712121
      (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)

         100 Spear Street, Suite 520, San Francisco, California 94105
        (Address of Principal Executive Offices)           (Zip Code)

                                  (415) 777-0414
                           (Issuer's telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year, which is the year ended December 31, 1997 were $19,085,486.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of the Class A Common Stock and Class B Common Stock as of February 1, 1998, was $5,365,400. The average bid and asked prices of Class A Common Stock and Class B Common Stock were $8.6875 and $8.6875 per share, respectively, on that date.

The number of shares outstanding of each of the issuer's classes of Common Stock as of February 1, 1998, were as follows:

          Title                                     Shares Outstanding

     Class A Common Stock ..........................        684,810
     Class B Common Stock ..........................        317,867

           Transitional Small Business Disclosure Statement
                           Yes        No  X

                  DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement relating to the registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-KSB.







                           TABLE OF CONTENTS
                                                               Page No.


                                PART I



   ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . .  1

   ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . .  1

   ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .  3

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . .  3



                                PART II



   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS . . . . . . . . . . . . . . . . . . . . . . . .  3

   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATIONS . . . . . . . . . . . .  . . . . . . . . .    5

   ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . .  7

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . .  7



                               PART III



   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
             EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . .8

   ITEM 10.  EXECUTIVE COMPENSATION .. . . . . . . . . . . . . . . . .8

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . .  8

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . .8

   ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K. . . . . . . . . .9



   APPENDIX A.   CONSOLIDATED FINANCIAL STATEMENTS OF DOVER INVESTMENTS
                 CORPORATION AND SUBSIDIARIES, AND REPORT OF
                 INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS,
                 DECEMBER 31, 1997 AND 1996







                              PART I


ITEM 1.   DESCRIPTION OF BUSINESS

          The Company engages primarily in land development and building of single family homes.

ITEM 2.   DESCRIPTION OF PROPERTY

          Real Estate Development. At December 31, 1997, the Company has completed lot improvements on one hundred and ninety eight lots and partial improvements on fifty one additional lots. Of the one hundred and ninety eight lots with completed lot improvements, ten are part of a model complex, one hundred and fifty four have been built, sold and closed, twenty one are under construction, eighteen of which have contracts of sale and three are for sale. The remaining thirteen of the one hundred and ninety eight lots have lot improvements and will be further developed during the next phase of construction. The market for homes at Marina Vista improved substantially during 1997. See "Management's Discussion and Analysis or Plan of Operations" for a discussion of the financing of the Marina Vista property.


          Land Development. The Company continues to be part of a Glenbriar Joint Venture (the "GJV") with Westco Community Builders, Inc. ("Westco") in Tracy, California which owns one hundred and eight acres of land comprising a portion of the Glenbriar Estates Project. During 1996, the Company formed a limited liability company with Westco, known as Glenbriar Venture #2 which holds options to purchase approximately one hundred and thirty one acres of land also comprising a portion of the Glenbriar Estates Project. GJV and Glenbriar Venture #2 have succeeded in rezoning the Glenbriar Estates property to Low Density Residential and have obtained the approval of new tentative subdivision maps which provide for three hundred and eighty two lots on the GJV property and approximately five hundred lots on the Glenbriar Venture #2 property. The tentative subdivision maps provide for four lot types ranging in size from 6,000 square feet to one acre in size.
In June 1997, GJV commenced rough grading of the entire GJV property and has installed the principal off tract and "backbone" improvements. GJV has obtained final subdivision maps covering ninety two of the 6,000 square foot lots (Units 5 & 6) and has sold these lots in an "unfinished" state to an unrelated merchant builder. This builder closed the sale of its first houses within the subdivision. GJV has also granted this builder an option to purchase an additional eighty eight lots (Unit 7) in an "unfinished" state, and the builder has notified GJV of its intention to exercise the option. Additionally, GJV has obtained approval of a final subdivision map covering eighty of the 7,200 square foot lots (Unit 2) and plans to build homes for sale on these lots. Site improvements on these lots (e.g. utilities, streets, curbs, gutters, paving, etc.) are currently being installed and house plans have been submitted to the city for "plan check". GJV currently has two other final subdivision maps on file with the City of Tracy pending approval covering eighty four lots (Units 3 & 4). GJV intends to develop these lots by construction of single family homes for sale to the public. Additional subdivision maps will be submitted for approval as the market will permit. In the future, GJV intends to build homes for sale to the public, as well as sell lots to unrelated merchant builders.

During the third quarter, the Company entered into agreements with Westco whereby Westco would construct and sell two higher priced custom single family homes in the Silicon Valley Region of California. The profits from these two homes will be split between the partners upon sale. The properties have been purchased and construction has commenced on one home and the other home is in "plan check" with the local governmental agency.

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


Employees

          The Company currently has five full-time employees and one part-time employee, all of whom work at the Company's executive offices in San Francisco.


Leases

          The Company entered into an agreement to lease new premises for a term that commenced on October 1, 1997 and ends on September 30, 2002, with an option to extend the term of the lease for an additional period of five years, commencing immediately after the expiration of the term of the lease. The Company entered into an agreement to sublease to another Corporation a portion of the premises. That Corporation's share of the lease equals
35% of the total rent and operating costs. The base rent per rentable square foot for years one thru three equals $20.59, years four thru five $23.09 per square foot. The Company is also responsible for a yearly operating cost payment equal to 1.73 percent of the basic operating cost, which amounted to $3,293.67 per month for 1997.






ITEM 3.   LEGAL PROCEEDINGS
          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.



                              PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


Market Information

          Shares of the Class A Common Stock and the Class B Common Stock are currently traded on the NASD OTC Bulletin Board under the symbols DOVR-A and DOVR-B.

          The high and low bid information for 1997 and 1996 are as reported on the National Quotation Bureau Pink Sheets. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                        CLASS A COMMON STOCK

                                        High                Low

Fiscal 1997 Quarter Ended:
       March 31                         5.875               4.750
       June 30                          6.375               6.000
       September 30                     7.500               7.000
       December 31                      8.125               8.125

Fiscal 1996 Quarter Ended:
       March 31                         6.875               6.375
       June 30                          8.000               6.375
       September 30                     6.000               5.875
       December 31                      6.250               5.500


                                        CLASS B COMMON STOCK


                                        High                Low
Fiscal 1997 Quarter Ended:
       March 31                         5.875               4.750
       June 30                          6.375               6.000
       September 30                     7.500               7.000
       December 31                      8.125               8.125

Fiscal 1996 Quarter Ended:
       March 31                         6.875               6.375
       June 30                          8.000               6.375
       September 30                     6.000               5.875
       December 31                      6.250               5.500


Holders

               As of February 1, 1998, there were 533 stockholders of record of the Class A Common Stock and 160 stockholders of record of the Class B Common Stock.


Dividends

               The Company has not paid dividends on the Class A Common Stock and Class B Common Stock since June 30, 1989 and presently has no intention to pay dividends in the foreseeable future.

               In August 1997 and June 1995, the Company's Board of Directors approved a stock repurchase program under which the Company may, subject to certain requirements, purchase up to 400,000 shares of its Common Stock in the open market. Through December 31, 1996, the Company had repurchased 159,860 shares of Common Stock, at an aggregate purchase price of $835,000. As of December 31, 1996 and 1997, 850 and 35,894 shares respectively have been reissued.








ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN  OF
         OPERATIONS


Results of Operations for the Years Ended December 31, 1997 and 1996

                The Company had net income of $388,000 for the year ended December 31, 1997, compared to net loss of $174,000 for the year ended December 31, 1996. The income for 1997 was the result of increased gross profit from a higher number of home sales at the Marina Vista project and the sale of lots to an unrelated merchant builder at the Glenbriar Joint Venture property.

                 In the year ended December 31, 1997, the Company closed the sale of 53 homes at the Marina Vista and 92 lots at the Glenbriar Joint Venture project , compared to 33 homes and no lot sales in the year ending December 31, 1996. Total sales were $18,921,000 for 1997, resulting in a gross profit of $2,553,000 and a gross profit margin of 13.49 percent, compared to total sales of $10,036,000 for 1996, resulting in a gross profit of $880,000 for the year and a gross profit margin of 8.77 percent. The increase in profit margin is attributable to the increase in sales prices and the sale of lots at the Glenbriar Joint Venture property. Selling expenses of $1,130,000 include the costs of maintaining a sales office, the model homes, commissions payable to outside brokers and fees payable to Westco. General and administrative expenses increased by $84,000 in 1997. The increase in general & administrative expenses for 1997 was attributable to higher professional fees and other administrative expenses. The Company's cash requirements for the next twelve months will be satisfied by proceeds from home and lot sales.

                 Interest income in 1997 increased to $131,000, compared to $124,000 in 1996, due to higher cash balances from increased home sales.

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








Liquidity and Capital Resources

               At December 31, 1997, the Company had total assets of $29,109,000, as compared to total assets of $26,725,000 at December 31, 1996. The cost of the Company's property being developed was $21,900,000 in 1997, compared to $23,119,000 in 1996. Highly liquid assets were $4,076,000 at December 31, 1997, compared to $2,963,000 at December 31, 1996.

               The Company's total liabilities increased to $8,662,000 at December 31, 1997, compared to $7,629,000 at December 31, 1996. This increase was attributable primarily to an increase in notes payable to $7,063,000, in 1997, from $5,999,000, in 1996, and a decrease in accrued interest and other liabilities to $1,373,000 in 1997 from $1,490,000 in 1996.

               The increase in additional paid-in capital of $779,000 for the year ended December 31, 1997, is due primarily to realization of the tax benefits related to net operating losses incurred prior to the quasi-reorganization in the amount of $760,000 and the reissuance of treasury stock of $19,000.

               During 1997, the Company made the final principal payment of $2,500,000 to the seller of the Marina Vista property. The seller released the remaining property from the lien of its deed of trust.

               During 1997, the Company's primary liquidity needs were related to funding development costs of the Marina Vista, the Glenbriar Joint Venture projects and the custom single family homes, in addition to notes payable, the principal payment of $2,500,000 and interest payments of $638,000.

                The Company borrowed a total of $4,665,000 from private sources to pay for home construction costs, during 1997. The loans are secured by lots and homes under construction and will be paid from the
proceeds of home and lot sales.   The loans bear interest at the rate of
prime plus 1.5 percent per annum and mature on September 30 and December 31, 1998. The Company also obtained an $802,000 loan secured by four model homes. The loan bears interest at the rate of 11.25 percent per annum and matures on June 30, 1998.

                The Company's primary source of liquidity during 1997, was from the proceeds of home sales. The Company may also borrow funds from time to time to develop both the Marina Vista and the Glenbriar Joint Venture projects.

                As the millennium approaches, the Company is preparing its computer system to be Year 2000 compliant. In the process, the Company expects to replace and upgrade the system. The Company does not expect that the expense, to become Year 2000 compliant, will have a material effect on its financial position or results of operation.




ITEM 7.  FINANCIAL STATEMENTS


               The following consolidated financial statements of the Company, as set forth on the pages indicated, are filed as part of this report.


          Index to Financial Statements

          Report of Independent Certified Public Accountants . . . . . .A-1

          Consolidated Balance Sheets at December 31, 1997 and 1996. . .A-2

          Consolidated Statements of Operations for the Years Ended
             December 31, 1997 and 1996. . . . . . . . . . . . . . . . .A-3

          Consolidated Statement of Stockholders' Equity for the
             Years Ended December 31, 1997 and 1996. . . . . . . . . . .A-4

          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1997 and 1996. . . . . . . . . . . . . . . . .A-5


          Notes to Consolidated Financial Statements at
             December 31, 1997 and 1996. . . . . . . . . . . . . . . . .A-6



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.









                             PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

          The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 1 -- Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Stockholders.


ITEM 10.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Directors" contained in the Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Stockholders.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Stockholders.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" contained in the Proxy Statement to be used by the Company in connection with its 1998 Annual Meeting of Stockholders.


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

            10.11 Form of Nonqualified Stock Option Agreement as of November 16, 1994.(5)

            10.12   1995 Stock Option Plan.(5)

            10.13   Form of Incentive Stock Option Agreement.(5)

            10.14   Form of Nonqualified Stock Option Agreement.(5)

            22.1    Subsidiaries of the registrant.(3)

            24.1    Consent of Grant Thornton LLP

            27.1    Financial Data Schedule for the Year Ended
                    December 31, 1997.

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

     (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the year ended
          December 31, 1997.

                            SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DOVER INVESTMENTS CORPORATION


Date: March 20 , 1998         By:  /s/ Lawrence Weissberg
                                Lawrence Weissberg
                                Chairman of the Board,
                                President and Chief
                                Executive Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                  Date


/s/ Arnold Addison                  Director               March 20, 1998
(Arnold Addison)

/s/ John Gilbert                    Director               March 20, 1998
(John Gilbert)

/s/ Erika Kleczek                   Principal              March 20, 1998
(Erika Kleczek)                     Financial Officer

/s/ Lawrence Weissberg              Director, Chairman     March 20, 1998
(Lawrence Weissberg)                of the Board,
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive
                                    Officer)

/s/ Will C. Wood                    Director               March 20, 1998
(Will C. Wood)

                            APPENDIX A


                CONSOLIDATED FINANCIAL STATEMENTS
      AND REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                  DOVER INVESTMENTS CORPORATION
                         AND SUBSIDIARIES

                    December 31, 1997 and 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Dover Investments Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Dover Investments Corporation, Joint Ventures and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Investments Corporation, Joint Ventures and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

San Francisco, California
March 4, 1998








           DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                            December 31,
                 (in thousands except share amounts)

  ASSETS                                             1997               1996

   Cash                                           $ 2,660            $ 1,438
   Restricted Cash                                  1,416                125
   Securities Purchased under Agreement to Resell      -               1,400
   Homes Held for Sale                              1,290              1,437
   Property Held for Development                   20,610             21,682
   Other Assets                                     2,781                643
     Deferred Income Taxes                            352                 -
     Total Assets                                 $29,109            $26,725

  LIABILITIES AND STOCKHOLDERS' EQUITY
   Accrued Interest and Other Liabilities         $ 1,373            $ 1,490
     Notes Payable                                  7,063              5,999
   Deferred Income Taxes                               -                   9
   Minority Interest in Joint Venture                 226                131
         Total Liabilities                          8,662              7,629

  Stockholders' Equity
   Class A Common Stock, Par Value, $.01
    Per Share-Authorized 2,000,000 Shares;
    Issued 804,927 Shares at 12/31/97 and
    805,098 Shares at 12/31/96                          8                  8
   Class B Common Stock, Par Value, $.01 Per
    Share-Authorized 1,000,000 Shares; Issued
    322,427 Shares at 12/31/97 and 322,708
    Shares at 12/31/96                                  3                  3
   Additional Paid-In Capital                      19,810             19,031
   Retained Earnings from January 1, 1993           1,272                884
   Treasury Stock (119,316 in 1997 and
    154,450 in 1996 of Class A Shares
    and 4,560 of Class B Shares)                     (646)              (830)

   Total Stockholders' Equity                      20,447             19,096

   Total Liabilities and Stockholders' Equity     $29,109            $26,725



          The accompanying notes are an integral part of these statements.


           DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
                      Year Ended December 31,
               (in thousands except per share amounts)


                                                 1997                  1996

    Home Sales                                $16,972               $10,036
    Lot Sales                                   1,949                    -
       Total Sales                             18,921                10,036

    Cost of Homes Sold                         14,969                 9,156
    Cost of Lot Sales                           1,361                    -
       Total Cost of Sales                     16,330                 9,156

    Minority Interest in Joint Ventures            38                    -

      Gross Profit                              2,553                   880

    Selling Expenses                            1,130                   697
    General and Administrative Expenses           618                   534
                                                1,748                 1,231

      Operating Profit (Loss)                     805                  (351)

    Other Income
    Interest                                      131                   124
    Fees                                           34                    -
      Total Other Income                          165                   124

      Income (Loss) before Income Taxes           970                  (227)

      Provision (Benefit) for Income Taxes        582                   (53)

      Net Income (Loss)                          $388                 $(174)

      Net Income (Loss) per Share               $0.39                $(0.18)
      Net Income per Share
        Assuming Dilution                       $0.38                $   -

               The accompanying notes are an integral part of these statements.

                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           Two years ended December 31
                                  (in thousands)

                                                  Additional                  Treasury
                                Common Stock      Paid-In       Retained      Stock
                                Class A Class B   Capital       Earnings      at Cost        Total
Balance at January 1, 1996      $ 8       $ 3     $19,185       $1,058        $(671)         $19,583

Reissuance of treasury stock      -         -          (2)          -             2               -
Purchase of common stock          -         -           -           -          (161)            (161)
Adjustment for utilization of
prior years prequasi-
reorganization net operating
loss tax benefits                 -         -        (152)          -            -              (152)
Net loss for the year             -         -          -          (174)          -              (174)

Balance at December 31, 1996      8         3      19,031          884         (830)          19,096
Reissuance of treasury stock      -         -          19           -           184              203
Realization of prequasi-
 reorganization net operating
 loss tax benefits                -         -         760           -            -               760
Net income for the year           -         -          -           388           -               388

Balance at December 31, 1997    $ 8       $ 3     $19,810       $1,272        $(646)         $20,447









         The accompanying notes are an integral part of this statement.



                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Year ended December 31,
                                 (in thousands)

                                                        1997            1996
Cash Flows from Operating Activities:
  Net Income (Loss)                                   $  388         $  (174)
  Reconciliation of Net Income (Loss) to Net Cash
   Provided by (Used in) Operating Activities:
      Minority Interest                                   95              80
      Deferred Taxes                                    (361)            (50)
      Tax Benefit of Utilizing Prequasi-
       reorganization Net Operating Losses               760              -
Changes in Assets and Liabilities:
      Restricted Cash                                 (1,291)            339
      Property Held for Development                    1,072             831
      Homes Held for Sale                                147            (174)
      Other Assets                                    (2,138)            (10)
      Income Taxes Receivable                             -               62
      Accrued Interest and Other Liabilities, Net       (117)          1,177
      Net Cash (Used in) Provided by
       Operating Activities:                          (1,445)          2,081
Cash Flows from Investing Activities:
  Proceeds from Securities Purchased
   under Agreement to Resell                           1,400             900
      Net Cash Provided by Investing Activities        1,400             900
Cash Flows from Financing Activities:
  Proceeds from (Repayment of) Notes Payable           1,064          (2,021)
  Reissuance of Treasury Stock                           203              -
  Purchase of Common Stock                                -             (161)
      Net Cash Provided by (Used in)
       Financing Activities                            1,267          (2,182)

Net Increase in Cash                                   1,222             799
Cash at Beginning of Year                              1,438             639

Cash at End of Year                                   $2,660          $1,438
Supplemental Cash Flow Activity:
 Cash Paid for Interest                                 $617            $791
 Cash Paid for Income Taxes                             $134            $ -


         The accompanying notes are an integral part of these statements.

                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1997 and 1996
                       (in thousands except share amounts)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES

Dover Investments Corporation (the "Company"), is in the business of developing land and building single family homes. The Company owns property in San Leandro and Tracy, California.

The Company and Westco Community Builders, Inc. ("WCB") formed a joint venture general partnership, Glenbriar Joint Venture ("Glenbriar"), for the purpose of owning, subdividing and developing a tract of land comprising of approximately 108 acres located in Tracy known as the Glenbriar project.
The partnership interests are 99:1 for the Company and WCB respectively.
Profits, losses and net cash flows are being allocated according to the joint venture agreement.

On January 1, 1996, the Company formed Glenbriar Venture #2 ("GV2"), a limited liability company, with WCB. GV2 then purchased options to purchase land adjacent to the Glenbriar property from WCB. This adjacent land has exactly the same entitlement status as the Glenbriar property. The Company anticipates developing and selling lots in both the Glenbriar property and the GV2 property. The Members' interests are 75:25 for the Company and WCB respectively. Profits, losses and net cash flows are being allocted according to the joint venture agreement.

During the third quarter, the Company entered into agreements with WCB whereby WCB would construct and sell two higher priced custom single family homes in the Silicon Valley Region of California.

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





                 DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1997 and 1996
                       (in thousands except share amounts)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES (continued)

Revenues From and Cost of Home Sales

The Company recognizes income from home sales upon the closing and transfer of title to the buyer. The cost of a home sold, includes land, site development, construction, management fees and financing costs. For each home sold, a reserve equal to one percent of the selling price is established to cover warranty expense incurred subsequent to the home sale. Warranty expenditures are charged to the reserve when paid. Sale of lots are recognized upon the closing and transfer of title to the buyer. The cost of the lot sold, includes land, site improvement, development and financing costs.

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

Concentrations of Risk

The Company maintains its cash balances, which exceed federally insured limits, in a major Financial Institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk or loss.

Restricted Cash

Restricted cash is to be used for certain infrastructure improvements relating to the Marina Vista Development and the Glenbriar Estates Project.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Reclassification

Prior year financial statements have been reclassified to conform to current year presentation.


               DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1997 and 1996
                       (in thousands except share amounts)

NOTE B - SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company purchased securities under agreements to resell (repurchase agreements) with primary securities dealers. Such repurchase agreements are typically overnight investments and collateralized by mortgage-backed certificates which are held on behalf of the Company by the dealers who arrange the transaction. During 1997 such overnight investments were liquidated.


NOTE C - NOTES PAYABLE

Notes payable at December 31, are comprised of the following:

                                                        1997            1996
Notes Payable, maturing June 30, 1998, and
 bearing interest at 11.25% per annum secured
 by four model homes                                  $  802          $  802

Notes Payable, maturing March 29, 1997, payable
 in annual installments of $2,500 and bearing
 interest at 12% per annum, payable quarterly             -            2,500
Notes Payable, maturing September 30, 1998,
 and bearing interest at prime (8.50% at
 December 31, 1997) plus 1.5%; secured by lots         5,347           1,597

Notes Payable, maturing September 30, 1997,
 and bearing interest at 12% per annum secured
 by the Deed of Trust                                     -            1,100

Notes Payable, maturing December 30, 1998, and
 bearing interest at USB rate (8.50% at
 December 31,1997) plus 1.5%; secured by the
 Deed of Trust                                           914              -

                                                      $7,063          $5,999


Aggregate principal payments of $7,063 are due by December 31, 1998.

Interest expense in 1997 and 1996, amounted to $638 and $812, respectively, and was capitalized as part of property held for development.


                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1997 and 1996
                       (in thousands except share amounts)



NOTE D - LEASE COMMITMENT

     The Company entered into an agreement to lease new premises for a term that commenced on October 1, 1997 and ends on September 30, 2002, with an option to extend for an additional period of five years. The Company also entered into an agreement to sublease to another Corporation a portion of the premises. That corporation's share of the lease equals 35% of the total rent and operating costs. The Company is also responsible for a yearly operating cost. A summary of minimum lease payments is as follows:

     Years ending December 31,

                    1998         $ 46
                    1999           46
                    2000           48
                    2001           52
                    2002           39
                    Total       $ 231

Rent expense for the years ended December 31, 1997 and 1996 totaled $33 and $35 respectively.


NOTE E - INCOME TAXES

Income tax expenses (benefit) for the year ended December 31, consist of:

                                             1997           1996
     Current                                 $181          $ (3)
     Deferred                                 401           (50)
          Total                              $582          $(53)

A tax benefit for 1997 in the amount of $760, for prequasi-reorganization net operating losses has been credited to paid-in capital. In 1996, an adjustment of $152 was made, reducing paid-in capital and increasing deferred taxes payable for the utilization of prior years' prequasi-reorganization net operating loss tax benefits.






                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1997 and 1996
                       (in thousands except share amounts)



NOTE E - INCOME TAXES (continued)

The following is a reconciliation between the federal statutory rate and the effective rate used for the Company's provision for taxes:

                                                   1997                 1996
   Tax expense at statutory federal
    income tax rate (34%)                          $330                $(77)
    State franchise tax                              57                 (14)
    Change in valuation allowance                   193                   -
    Accrual adjustment                                -                  36
    Other                                             2                   2
    Income tax expense                             $582               $( 53)

Net deferred taxes as of December 31, 1997, are as follows:

                                                   1997                 1996
    Accrued warranty reserve                      $  64                $  43
    AMT credit carry forward                        199                   18
    Accrued expenses                                 13                   14
    State income taxes                                1                    1
    Capital loss carryover                           30                   30
    Property held for development                     -                 (207)
    Depreciation                                     (6)                  (5)
    Net operating loss carry forward                355                  127
                                                    656                   21
    Valuation allowance                            (304)                 (30)

    Net deferred tax asset (liability)            $ 352                $  (9)









               DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1997 and 1996
                       (in thousands except share amounts)


NOTE E - INCOME TAXES (continued)

Statement of Financial Accounting Standards ("SFAS") 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has recorded a valuation allowance for the capital loss carry forward in 1996 and 1997. The deferred tax asset schedule above does not give effect to any deferred tax asset related to prequasi-reorganization tax loss carry forwards. Tax benefits resulting from such tax loss carry forwards of approximately $21,400 for federal purposes will be reflected in the financial statements as credits to additional paid-in capital rather than as reductions in current income tax expense, when and if recognized. The change in the valuation allowance was $0 in 1996 and $274 in 1997.

As of December 31, 1997, the Company has Federal and State net operating loss carry forwards of approximately $22,900 and $324 expiring through 2011 and 2001, respectively.



NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No 107, "Disclosures about Fair
Value of Financial Instruments", requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. These assets and liabilities consist of cash, securities and long-term debt.
The balance sheet carrying amounts of cash, securities and debt approximate the estimated fair values.


NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE

At December 31, 1997, the Company had three stock-based compensation plans.
The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the plans. No compensation costs have been recognized for the plans.

Under the Amended and Restated 1982 Stock Option Plan, options granted in
1992 to purchase 500 shares Class A Common Stock at $1.50 per share are outstanding at December 31, 1997. The options become exercisable over 5 years. The options terminate upon the earliest of (a) thirty days after the date of cessation of employment, (b) one year after an optionee's death or (c) ten years after the date such options were granted.





               DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1997 and 1996


NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE  (continued)

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

The exercise price for shares subject to the options granted under the Plan is the fair market value of the shares at the date of grant. The option price per share of a stock option granted to a person who, on the date of such grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company shall be not less than 110% of the fair market value on the date that the option is granted. Options granted under the Plan are exercisable in 1/3 increments on each anniversary of the grant date, with full vesting occurring on the third anniversary date.
As of December 31, 1997, options for 144,666 shares were outstanding.

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

          The Restated Plan provides that each director who is not an employee of the Company and has not been an employee of the Company for all or any part of the preceding fiscal year automatically receives options to purchase 1000 shares of Class A Common Stock upon their election or appointment as a director of the Company. Thereafter, every year options to purchase 500 shares of Class A Common Stock (subject to adjustment for recapitalizations, stock splits and similar events) will automatically be granted to such director, provided, however, that such automatic option grants will be made only if the director (a) has served on the Board of Directors for the entire two preceding fiscal years, (b) is not otherwise an employee of the Company or any subsidiaries on the date of grant and
(c) has not been an employee of the Company or any subsidiaries for all or any part of the preceding fiscal years. As of December 31, 1997, options for 3,700 shares were outstanding.







               DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1997 and 1996

NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE (continued)

Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the methodology prescribed by FAS 123, the Company's net income (loss) and income (loss) per share would be reduced to the pro forma amounts indicated below;

                                                1997           1996
     Net income (loss)        As reported      $ 388         $(174)
                              Pro forma          313          (233)

     Net Income (loss)
         Per share            As reported      $0.39        $(0.18)
         assuming dilution    Pro forma         0.30         (0.24)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected life, five years from the date of grant; stock volatility 88% in 1997 and 70% in 1996; risk free interest rates, 6.2% in 1997 and 6.3% in 1996; no dividends are expected.

A summary of the status of the Company's fixed stock plans as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                           1997                1996
                                               Weighted              Weighted
                                               Average               Average
                                               Exercise              Exercise
                                   Shares      Price      Shares     Price

Outstanding at beginning
 of year                          108,750     $ 5.63      107,200     $ 5.72
Granted                            77,000       4.96        2,000       6.82
Cancelled                          (2,250)      4.16           -          -
Exercised                         (35,134)      5.76         (450)      2.36
Outstanding at ending of year     148,366       5.36      108,750       5.74

Options exercisable at year end    37,102     $ 5.69       36,822     $ 5.63

Weighted-average fair value of
 options granted during the year              $ 3.62                  $ 4.78




                  DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1997 and 1996


NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE  (continued)


The following information applies to options outstanding at December 31, 1997:


Range of exercise prices    $0.70 - $1.75    $3.25 - $5.875    $6.00 - $7.0125

Options outstanding              2,000          110,533             35,833
Weighted average
 exercise price                  $1.36            $4.91              $6.96
Weighted average remaining
 contractual life (years)         6.00             4.50               3.40

Options exercisable              1,733           17,617             17,751
Weighted average
 exercise price                  $1.33            $4.83              $6.97


The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations.

                        For the Year Ended December 31, 1997

                        Income              Shares              Per Share
                        (Numerator)         (Denominator)       Amount
Basic EPS
Net Income                $388,000           999,024             $0.39

Effect of Dilutive
 Securities Options                           27,763
Dilutive EPS
Income available to
common shareholders and
assumed conversions       $388,000         1,026,787             $0.38

Diluted EPS was not calculated for the fiscal year ending December 31, 1996, as the Company incurred a net loss and the effect would be antidilutive.

