Form 10QSB
period 1998-03-31
DOVER INVESTMENTS CORP
filed 1998-05-08
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB
(Mark One)

X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1998

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998, were as follows:

    Class A Common Stock, $.01 par value    745,843 Shares of Common Stock

    Class B Common Stock, $.01 par value    316,534 Shares of Common Stock

                Transitional Small Business Disclosure Statement
                              Yes            No    X

            THIS REPORT CONSISTS OF  11  SEQUENTIALLY NUMBERED PAGES.
                  DOVER INVESTMENTS CORPORATION
                              INDEX


                                                            Page
                                                            Number
PART I.   FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets
as of March 31, 1998 and December 31, 1997................................. 3

Consolidated Statements of Operations
for the Three Months Ended March 31, 1998 and 1997......................... 4

Consolidated Statement of Stockholders'
Equity for the Three Months Ended March 31, 1998........................... 5

Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 1998 and 1997......................... 6

Notes to Consolidated Financial Statements................................. 7

Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operation..........................................8

PART II.  OTHER INFORMATION ...............................................10

SIGNATURES ................................................................11







                     DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                  March 31, 1998 and December 31, 1997
                  (in thousands except share amounts)


                                                   03-31-98          12-31-97
ASSETS
  Cash                                            $   2,313          $  2,660
  Restricted Cash                                     1,159             1,416
  Homes Held for Sale                                 1,290             1,290
  Property Held for Development                      21,189            20,610
  Other Assets                                        2,555             2,781
  Deferred Income Taxes                                 255               352

TOTAL ASSETS                                        $28,761           $29,109

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                794             1,373
  Notes Payable                                       6,752             7,063
  Minority Interest in Joint Venture                    247               226
TOTAL LIABILITIES                                     7,793             8,662


STOCKHOLDERS' EQUITY
  Class A Common Stock Par Value, $.01 Per
Share -- Authorized 2,000,000 Shares; Issued
805,909 at 3/31/98 and 804,927 at 12/31/97                8                 8
  Class B Common Stock Par Value, $.01 Per
Share -- Authorized 1,000,000 Shares; Issued
321,094 at 3/31/98 and 322,427 at 12/31/97                3                 3
Additional Paid-In Capital                           19,827            19,810
Retained Earnings from January 1, 1993                1,467             1,272
Treasury Stock (60,066 at 3/31/98 and
119,316 at 12/31/97 of Class A Shares
and 4,560 of Class B Shares                            (337)             (646)
TOTAL STOCKHOLDERS' EQUITY                           20,968            20,447
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $28,761           $29,109

     See accompanying notes to Consolidated Financial Statements.


                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except share amounts)


                                                    Three Months Ended
                                                          March 31,


                                                     1998               1997


Home Sales                                        $ 3,115            $ 2,448
Cost of Sales                                      (2,589)            (2,172)

    Gross Profit                                      526                276

Selling Expenses                                     (107)              (170)
General and Administrative Expenses                  (141)              (194)

                                                     (248)              (364)

    Gross Profit (Loss)                               278                (88)

Other Income
Interest Income                                        47                 23
Total Other Income                                     47                 23

Income (Loss) before Income Taxes                     325               ( 65)
Provision for Income Taxes                           (130)                -
Net Income (Loss)                                  $  195            $  ( 65)

Net Income (Loss) per Share                        $ 0.18            $ (0.07)

Net Income per Share Assuming Dilution             $ 0.17            $    -




              See accompanying notes to Consolidated Financial Statements.

                            DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    For the Three Months Ended March 31, 1998
                                  (in thousands)


                                                 Additional               Treasury
                              Common  Stock      Paid-In      Retained    Stock
                              Class A Class B    Capital      Earnings    at Cost     Total

Balance at January 1, 1998    $ 8        $ 3     $19,810      $ 1,272     $(646)      $20,447

Reissuance of Treasury
Stock                           -          -          17            -       309           326

Net Income                      -          -           -           195       -            195

Balance at March 31, 1998     $ 8        $ 3     $19,827       $ 1,467    $(337)      $20,968







              See accompanying notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months ended March, 31, 1998 and 1997
                                  (in thousands)

                                                           Three Months
                                                          Ended March 31,

                                                        1998           1997
Cash Flows from Operating Activities:
    Net Income (Loss)                                 $  195          $ (65)
    Reconciliation of Net Income (Loss) to
    Net Cash (Used in) Operating Activities:
     Minority Interest                                    21             17
     Deferred Taxes                                       97              -
     Changes in Assets and Liabilities:
     Restricted Cash                                     257             (1)
     Property Held for Development                      (579)           844
     Other Assets                                        226            (16)
     Accrued Interest and Other Liabilities, Net        (579)          (814)
     Net Cash (Used in) Operating Activities            (362)           (35)
Cash Flows from Investing Activities:
     Proceeds from Securities Purchased under
     Agreement to Resell                                  -           1,400
     Net Cash Provided by Investing Activities            -           1,400
Cash Flows from Financing Activities:
     Repayment of  Notes Payable                        (311)        (2,500)
     Reissuance of Treasury Stock                        326            199
     Net Cash Provided by (Used in)
     Financing Activities                                 15         (2,301)

Net Decrease in Cash                                    (347)          (936)
Cash at Beginning of Period                            2,660          1,438
Cash and End of Period                               $ 2,313         $  502



              See accompanying notes to Consolidated Financial Statements.


                       DOVER INVESTMENTS CORPORATION

                Notes to Consolidated Financial Statements

                              March 31, 1998


1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of March 31, 1998, and December 31, 1997, the related consolidated statements of operations for the three month periods ended
March 31, 1998 and 1997, the consolidated statements of stockholders' equity for the three months period ended March 31, 1998, and cash flows for the three month periods ended March 31, 1998 and 1997, reflect all adjustments (consisting of normal recurring accruals and elimination of significant intercompany transactions and balances) necessary for a fair presentation of Dover Investments Corporation ("the Company").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1997 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the quarter ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire year.

The symbols for the Class A Common Stock and the Class B Common Stock are "DOVR-A" and "DOVR-B", respectively.


2.   NET INCOME (LOSS)  PER SHARE

Net income (loss) per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute net income per share was 1,005,994 at March 31, 1998, and 968,346 at March 31, 1997. Fully diluted earnings per share gives effect to all dilutive potential common stock.



MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND    PART I
RESULTS OF OPERATIONS                                            ITEM 2

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1998, the Company's investment in property held for development and homes held for sale increased by $579,000 from its carrying value at December 31, 1997. This increase resulted primarily from capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and the subdivision in Tracy, California (the "Glenbriar Joint Venture"). At March 31, 1998, the Company has completed lot improvements on one hundred and ninety eight lots and partial improvements on fifty one additional lots. Of the one hundred and ninety eight lots with completed lot improvements, ten are part of a model complex, one hundred and sixty three have been built, sold and closed, twenty one are under construction, nineteen of which have contracts of sale and two are for sale. The remaining four of the one hundred and ninety eight lots have lot improvements and will be further developed during the next phase of construction. The market for homes at Marina Vista improved substantially during 1997 and in the first part of 1998.

The Company continues to be part of a Glenbriar Joint Venture (the "GJV") with Westco Community Builders, Inc. ("Westco") in Tracy, California which originally owned one hundred and eight acres of land comprising a portion of the Glenbriar Estates Project. During 1996, the Company formed a limited liability company with Westco, known as Glenbriar Venture #2 which holds options to purchase approximately one hundred and thirty one additional acres of land also comprising a portion of the Glenbriar Estates Project.
GJV and Glenbriar Venture #2 have succeeded in rezoning the Glenbriar Estates property to Low Density Residential and have obtained the approval of new tentative subdivision maps which provide for approximately three hundred and eighty two lots on the GJV property and approximately five hundred lots on the Glenbriar Venture #2 property. The tentative subdivision maps provide for four lot types ranging in size from 6,000 square feet to one acre in size.
In 1997, GJV completed rough grading of the entire GJV property and has installed the principal off tract and "backbone" improvements. GJV has obtained final subdivision maps covering ninety two of the 6,000 square foot lots (units 5 & 6),  and eighty two of the 7,200 square foot lots
(units 1 & 2). Units 5 & 6 were sold in an "unfinished" state to an unrelated merchant builder. This builder has sold houses on all of the lots in units 5 & 6. GJV has also granted this builder an option to purchase an additional eighty eight lots (unit 7) in an "unfinished" state, and the builder has notified GJV of its intention to exercise the option. The Company and Westco have agreed to construct houses for sale on the eighty two 7,200 square foot lots in unit 1 & 2, site work is almost completed and model homes are under
construction.   GJV currently has two other final subdivision maps on file with the City of Tracy pending approval covering eighty four lots
(units 3 & 4). GJV intends to develop these lots by construction of single family homes for sale to the public. Additional subdivision maps will be submitted for approval as the market will permit. In the future, GJV intends to continue building homes for sale to the public, as well as sell lots to unrelated merchant builders.

During 1997, the Company entered into agreements with Westco whereby Westco would construct and sell two higher priced custom single family homes in the Silicon Valley Region of California. The profits from these two homes will be split between the partners upon sale. The properties have been purchased and construction has commenced on both homes.

During the three months ended March 31, 1998, the Company used its liquidity to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves and from revenues from home sales. The Company also obtained additional construction financing secured by the homes under construction. The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales, lot sales, and from construction financing when deemed appropriate. The Company believes that it has sufficient cash available to complete the development and construction of the Marina Vista property, as well as pay off the debt discussed below when it becomes due, and make its required contributions to the Glenbriar Joint Ventures.

At March 31, 1998, the Company borrowed a total of $6,752,000 to pay for home construction costs. The loans are secured by lots and homes under construction and will be paid from the proceeds of home and lot sales. The loans bear interest at the rate of prime plus 1.5 percent per annum and mature on September 30 and December 31, 1998. The Company also obtained an $802,000 loan secured by four model homes. The loan bears interest at the rate of 11.25 percent per annum and matures on June 30, 1998.



RESULTS OF OPERATIONS

For the quarter ended March 31, 1998, the Company had income of $195,000, compared to a loss of $65,000 for the same period in 1997. Total sales for the quarter ended March 31, 1998, were $3,115,000, resulting in a gross profit of $526,000, compared to $2,448,000 in sales and a gross profit of $276,000 for the same period in 1997.

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

Interest income in the first quarter of 1998 increased to $47,000 compared to $23,000 in 1997, due to higher cash balances from increased home sales.

For the three months ended March 31, 1998, general and administrative expenses decreased by $53,000 from those expenses incurred in the same period in 1997. The decrease in general and administrative expenses for the first quarter was attributable to lower professional fees and other administrative expenses. At March 31, 1998, home sales increased by $667,000, the cost of sales increased by $417,000, compared to the same period in 1997. The increase resulted from the sale and construction of a larger number of homes.








                                                  PART II
                                                  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 5, 1998, the Company held its annual meeting of stockholders for the purpose of electing directors and ratifying the appointment of the Company's auditors. All of the Company's nominees were elected directors as follows: Arnold Addison, 523,684 votes for and 28,952 votes withheld; John Gilbert 2,657,094 votes for and 1,230 votes withheld; Lawrence Weissberg, 2,657,214 votes for and 1,110 withheld; and Will C. Wood, 2,657,094 votes for and 1,230 votes withheld. The proposal to ratify the appointment of Grant Thornton LLP as the Company's independent public accountant for the year ended December 31, 1997 and 1998, was approved with 3,181,607 votes for, 211 votes against and 29,142 votes abstaining.

Item 5.   OTHER INFORMATION

          The Company's Class A Common Stock and Class B Common Stock are traded on the National Quotation Bureau pink sheets and on the NASD OTC Bulletin Board under the symbols DOVR-A and DOVR-B.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibits
          The exhibit listed below is filed with this report.

          27.1 Financial Data Schedule for the Quarter Ended March 31, 1998.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K (continued)

          B.   Reports on Form 8-K
          A report on Form 8-K, dated April 28, 1995, reported a tax settlement with the IRS for tax years 1985 - 1990.





                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   DOVER INVESTMENTS CORPORATION


Date:  May 8, 1998                 By:  /s/Lawrence Weissberg
                                        Lawrence Weissberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer