Form 10QSB
period 1998-06-30
DOVER INVESTMENTS CORP
filed 1998-08-07
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB
(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998 were as follows:

  Class A Common Stock, $.01 par value    745,843 Shares of Common Stock

  Class B Common Stock, $.01 par value    316,532 Shares of Common Stock

               Transitional Small Business Disclosure Statement
                             Yes            No    X

            THIS REPORT CONSISTS OF  11  SEQUENTIALLY NUMBERED PAGES.



                  DOVER INVESTMENTS CORPORATION
                              INDEX


                                                                         Page
                                                                       Number
PART I.   FINANCIAL INFORMATION

Item 1.

     Financial Statements

     Consolidated Balance Sheets
     as of June 30, 1998 and December 31, 1997............................. 3

     Consolidated Statements of Operations for the Three
     Months and Six Months Ended June 30, 1998 and 1997.................... 4

     Consolidated Statement of Stockholders'
     Equity for the Six Months Ended June 30, 1998......................... 5

     Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1998 and 1997....................... 6

     Notes to Consolidated Financial Statements............................ 7

Item 2.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operation.....................................8

PART II.  OTHER INFORMATION ...............................................10

SIGNATURES ................................................................11










                     DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                  June 30, 1998 and December 31, 1997
                  (in thousands except share amounts)


                                                   06-30-98          12-31-97
ASSETS
  Cash                                            $   2,352          $  2,660
  Restricted Cash                                     1,003             1,416
  Homes Held for Sale                                 1,694             1,290
  Property Held for Development                      23,405            20,610
  Other Assets                                        2,757             3,133

TOTAL ASSETS                                        $31,211           $29,109

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities              1,562             1,373
  Notes Payable                                       7,492             7,063
  Minority Interest in Joint Venture                    175               226
TOTAL LIABILITIES                                     9,229             8,662

STOCKHOLDERS' EQUITY
  Class A Common Stock Par Value,
  $.01 Per Share -- Authorized 2,000,000
  Shares; Issued 805,909 at 6/30/98 and
   804,927 at 12/31/97                                    8                 8
  Class B Common Stock Par Value,
  $.01 Per Share -- Authorized 1,000,000
  Shares; Issued 321,092 at 6/30/98 and
  322,427 at 12/31/97                                     3                 3
  Additional Paid-In Capital                         20,237            19,810
  Retained Earnings from January 1, 1993              2,071             1,272
  Treasury Stock (60,066 at 6/30/98 and
  119,316 at 12/31/97 of Class A Shares
  and 4,560 of Class B Shares                          (337)             (646)
  TOTAL STOCKHOLDERS' EQUITY                         21,982            20,447
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $31,211           $29,109


See accompanying notes to Consolidated Financial Statements.


                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except share amounts)


                                   Three Months Ended        Six Months Ended
                                         June 30,                June 30,
                                           1998                    1997

Home Sales                         $ 2,152    $ 2,422      $ 5,267    $ 4,870
Lot Sales                            4,596         -         4,596         -
     Total Sales                     6,748      2,422        9,863      4,870

Cost of Home Sales                  (1,739)    (2,180)      (4,328)    (4,352)
Cost of Lot Sales                   (3,702)        -        (3,702)        -
     Total Cost of Sales            (5,441)    (2,180)      (8,030)    (4,352)

Minority Interest in Joint Venture     ( 8)        -           ( 8)        -

           Gross Profit              1,299        242        1,825        518

Selling Expenses                      (175)      (211)       ( 282)      (381)
General and Administrative
Expenses                              (180)      (116)       ( 321)      (310)
                                      (355)      (327)        (603)      (691)

    Operating Income (Loss)            944       ( 85)       1,222       (173)

Other Income
Interest                                30         13           77         36
Fees                                    32          -           32          -
    Total Other Income                  62         13          109         36

Income (Loss) before Taxes           1,006        (72)       1,331       (137)

Provision for Income Taxes            (402)         -         (532)        -

Net Income (Loss)                   $  604    $   (72)      $  799    $  (137)

Basic Earnings Per Share            $ 0.59    $ (0.07)      $ 0.78    $ (0.14)

Diluted Earnings Per Share          $ 0.56         -       $  0.74          -

           See accompanying notes to Consolidated Financial Statements.



                          DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      For the Six Months Ended June 30, 1998
                                  (in thousands)



                                                  Additional               Treasury
                                Common Stock      Paid-In      Retained    Stock
                                Class A Class B   Capital      Earnings    at Cost      Total

Balance at January 1, 1998      $  8      $  3    $19,810      $ 1,272     $ (646)      $20,447

Re-issuance of Treasury
Stock                           $  -         -         17           -         309           326

Realization of Prequasi-
reorganization Net Operating
Loss Tax Benefits               $  -         -        410           -          -            410

Net Income                      $  -         -         -          799          -            799

Balance at June 30, 1998        $  8      $  3    $20,237      $2,071      $ (337)      $21,982




           See accompanying notes to Consolidated Financial Statements.


                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Six Months ended June 30, 1998 and 1997
                                  (in thousands)


                                                              Six Months
                                                            Ended June 30,

                                                           1998          1997
Cash Flows from Operating Activities:
   Net Income (Loss)                                      $ 799       $  (137)
   Reconciliation of Net Income (Loss)
   to Net Cash Used in
   Operating Activities:
   Deferred Income Taxes                                    (32)            -
   Minority Interest                                        (51)           32
   Tax Benefit of Utilizing
   Prequasi-reorganization Net
   Operating Losses                                         410            -

Changes in Assets and Liabilities:
   Restricted Cash                                          413          (212)
   Property Held for Development                         (3,199)         (474)
   Other Assets                                             376           (95)
   Accrued Interest and Other Liabilities                  (189)         (773)
   Net Cash Used in Operating Activities                 (1,473)       (1,659)

Cash Flows from Investment Activities:
   Proceeds from Securities Sold under
   Agreement to Resell                                      -           1,400
   Net Cash Provided by Investing Activities                -           1,400

Cash Flows from Financing Activities:
   Proceeds from (Repayment of) Notes Payable              429           (780)
   Re-issuance of Treasury Stock                           736            199
   Net Cash Provided by (Used in)
   Financing Activities                                  1,165           (581)

Net Decrease in Cash                                      (308)          (840)
Cash at Beginning of Period                              2,660          1,438
Cash at End of Period                                  $ 2,352        $   598



           See accompanying notes to Consolidated Financial Statements.


                       DOVER INVESTMENTS CORPORATION

                Notes to Consolidated Financial Statements

                               June 30, 1998


1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of June 30, 1998, and December 31, 1997, the related consolidated statements of operations for the three month and six month periods ended June 30, 1998 and 1997, and the consolidated statements of stockholders' equity for the six months period ended June 30, 1998, and cash flows for the six month periods ended June 30, 1998 and 1997, reflect all adjustments (consisting of normal recurring accruals and elimination of significant inter-company transactions and balances) necessary for a fair presentation of Dover Investments Corporation ("the Company").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1997 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the three months and six months ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire year.

The symbols for the Class A Common Stock and the Class B Common Stock are "DOVR-A" and "DOVR-B", respectively.

2.   NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute basic income per share was 1,026,794 at June 30, 1998, and 985,012 at June 30, 1997. Diluted income per share took into consideration the outstanding stock options.




MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND    PART I
RESULTS OF OPERATIONS                                            ITEM 2

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1998, the Company's investment in property held for development and homes held for sale increased by $3,199,000 from its carrying value at December 31, 1997. This increase resulted primarily from capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and the subdivision in Tracy, California (the "Glenbriar Joint Venture"). At June 30, 1998, the Company has completed lot improvements at Marina Vista on one hundred and ninety eight lots and partial improvements on fifty one additional lots.
Of the one hundred and ninety eight lots with completed lot improvements, ten are part of a model complex, one hundred and sixty nine have been built, sold and closed, nineteen are under construction and have contracts of sale.

The Company continues to be part of a Glenbriar Joint Venture (the "GJV") with Westco Community Builders, Inc. ("Westco") in Tracy, California which originally owned one hundred and eight acres of land comprising a portion of the Glenbriar Estates Project. During 1996, the Company formed a limited liability company with Westco, known as Glenbriar Venture #2 which holds options to purchase approximately one hundred and thirty one additional acres of land also comprising a portion of the Glenbriar Estates Project. GJV and Glenbriar Venture #2 have succeeded in rezoning the Glenbriar Estates property to Low Density Residential and have obtained the approval of new tentative subdivision maps which provide for approximately three hundred and eighty two lots on the GJV property and approximately five hundred lots on the Glenbriar Venture #2 property. The tentative subdivision maps provide for four lot types ranging in size from 6,000 square feet to one acre in size. In 1997, GJV completed rough grading of the entire GJV property and has installed the principal off tract and "backbone" improvements. GJV has obtained final subdivision maps covering one hundred and eighty of the 6,000 square foot lots (units 5, 6 & 7), and eighty two of the 7,200 square foot lots (units 1 & 2) and 38 lots which are approximately 10,000 square feet or larger (unit 3). Units 5 & 6 were sold in an "unfinished" state to an unrelated merchant builder. This builder has sold houses on all of the lots in units 5 & 6. GJV had also granted this builder an option to purchase an additional eighty eight lots (unit 7) in an "unfinished" state, and the
builder has exercised the option and the sale has closed.   GJV currently
has one other final subdivision map on file with the City of Tracy pending approval covering forty six lots (unit 4). GJV intends to sell these lots to a related entity, the Tracy Residential Venture Partners, LLC, in order to develop these lots by construction of single family homes for sale to the public. Additional subdivision maps will be submitted for approval as the market will permit. Glenbriar Venture #2 currently has one final subdivision map for one hundred and twenty three lots (unit 8) on file with the City of Tracy pending approval.

During 1997, the Company entered into agreements with Westco whereby Westco would construct and sell higher priced custom single family homes in the Silicon Valley Region of California. The profits from these homes will be split between the partners upon sale. The properties have been purchased and construction has commenced on two homes.

The Company formed a limited liability company with Westco, known as the Tracy Residential Venture Partners, LLC (the "TRVP") for the purpose of building and selling single family homes on eighty two 7,200 square foot lots in Units 1 & 2. Model homes have been completed. TRVP has also started construction on twenty homes, of which all twenty are under contracts of sale.


During the six months ended June 30, 1998, the Company used its liquidity to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves and from revenues from home and lot sales. The Company also obtained construction financing from private sources secured by the homes under construction. The
Company's primary source of liquidity in the future will continue to be from
revenues generated from home sales, lot sales,   and from construction
financing when deemed appropriate. The Company believes that it has sufficient cash available to complete the development and construction of the Marina Vista property, as well as pay off the debt discussed below when it becomes due, and make its required contributions to the Glenbriar Joint Ventures.

At June 30, 1998, the Company borrowed a total of $7,492,000 to pay for home construction costs. The loans are secured by lots and homes under construction and will be paid from the proceeds of home and lot sales. The loans bear interest at the rate of prime plus 1.5 percent per annum and
mature on September 30 and December 31, 1998.   The Company also obtained
an $802,000 loan secured by four model homes. The loan bears interest at the rate of 11.25 percent per annum and matures on June 30, 1999.



RESULTS OF OPERATIONS

For the quarter ended June 30, 1998, the Company had income of $604,000, compared to a loss of $72,000 for the same period in 1997. For the six months ended June 30, 1998, net income was $799,000, compared to a loss of $137,000 for the same period in 1997. Total sales for the six months ended June 30, 1997, were $9,863,000, resulting in a gross profit of $1,825,000, compared to $4,870,000 in sales and a gross profit of $518,000 for the same period in 1997.

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

Interest income in the second quarter of 1998 increased to $30,000, compared to $13,000 in 1997, due to higher cash balances from increased home sales.

For the six months ended June 30, 1998, general and administrative expenses increased by $11,000, from those expenses incurred in the same period in 1997. The expense increase resulted from an increase in administrative expenses.
At June 30, 1998, home sales increased by $397,000, the cost of sales decreased by $24,000, compared to the same period in 1997. The increase resulted from the sale and construction of a larger number of homes.






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

          27.1   Financial Data Schedule for the Quarter Ended June 30, 1998.

          10.15 Partnership Agreement, Tracy Residential Venture Partners, LLC, dated April 6, 1998 between Dover Investments Corporation and Westco Community Builders, Inc.

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

                                   DOVER INVESTMENTS CORPORATION


Date: August 6, 1998               By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                           Chairman of the Board, President
                                           and Chief Executive Officer