Form 10QSB
period 1998-09-30
DOVER INVESTMENTS CORP
filed 1998-11-05
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB
(Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998 were as follows:

  Class A Common Stock, $.01 par value    746,302 Shares of Common Stock

  Class B Common Stock, $.01 par value    316,079 Shares of Common Stock

                Transitional Small Business Disclosure Statement
                              Yes            No    X

            THIS REPORT CONSISTS OF  11  SEQUENTIALLY NUMBERED PAGES.

                       DOVER INVESTMENTS CORPORATION
                                   INDEX


                                                       Page
                                                       Number
PART I.   FINANCIAL INFORMATION

Item 1.

     Financial Statements

     Consolidated Balance Sheets
     as of September 30, 1998 and December 31, 1997.........................3

     Consolidated Statements of Operations for the Three
     Months and Nine Months Ended September 30, 1998 and 1997.............. 4

     Consolidated Statement of Stockholders'
     Equity for the Nine Months Ended September 30, 1998................... 5

     Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 1998 and 1997................. 6

     Notes to Consolidated Financial Statements............................ 7

Item 2.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operation.....................................8

PART II.  OTHER INFORMATION ...............................................10

SIGNATURES ................................................................11






                     DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                September 30, 1998 and December 31, 1997
                  (in thousands except share amounts)


                                                   09-30-98          12-31-97
ASSETS
  Cash                                             $  1,721          $  2,660
  Restricted Cash                                     1,430             1,416
  Homes Held for Sale                                 2,210             1,290
  Property Held for Development                      25,054            20,610
  Notes Receivable                                    1,543             1,028
  Other Assets                                        1,805             2,105

TOTAL ASSETS                                        $33,763           $29,109

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities              1,778             1,373
  Notes Payable                                       9,687             7,063
  Minority Interest in Joint Venture                    192               226
TOTAL LIABILITIES                                    11,657             8,662

STOCKHOLDERS' EQUITY
  Class A Common Stock Par Value,
  $.01 Per Share -- Authorized
  2,000,000 Shares; Issued 806,368
  at 9/30/98 and 804,927 at 12/31/97                      8                 8
  Class B Common Stock Par Value,
  $.01 Per Share -- Authorized
  1,000,000 Shares; Issued 320,639
  at 9/30/98 and 322,427 at 12/31/97                      3                 3
  Additional Paid-In Capital                         20,237            19,810
  Retained Earnings from January 1, 1993              2,195             1,272
  Treasury Stock (60,066 at 9/30/98
  and 119,316 at 12/31/97 of Class A
  Shares and 4,560 of Class B Shares                   (337)             (646)
  TOTAL STOCKHOLDERS' EQUITY                         22,106            20,447

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $33,763           $29,109



        See accompanying notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except share amounts)


                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                       1998        1997       1998       1997

Home Sales                            $ 5,045   $ 7,020     $10,312   $11,890
Lot Sal                                   -       1,949       4,596     1,949
     Total Sales                        5,045     8,969      14,908    13,839

Cost of Home Sales                     (4,099)   (6,168)     (8,427)  (10,520)
Cost of Lot Sales                         -      (1,321)     (3,702)   (1,321)
     Total Cost of Sales               (4,099)   (7,489)    (12,129)  (11,841)

Minority Interest in Joint Venture        ( 1)       (6)        ( 9)       (6)

     Gross Profit                         945     1,474       2,770     1,992

Selling Expenses                         (519)     (408)       (801)     (789)
General and Administrative
Expenses                                 (168)     (155)       (489)     (465)
                                         (687)     (563)     (1,290)   (1,254)

    Operating Income                      258       911       1,480       738

Other Income
Interest                                   48        30         125        66
Fees                                        -        34          32        34
    Total Other Income                     48        64         157       100

Income before Taxes                       306       975       1,637       838

Provision for Income Taxes               (182)     (388)       (714)     (337)

Net Income                              $ 124       587       $ 923     $ 501

Basic Earnings Per Share               $ 0.12    $ 0.59      $ 0.89    $ 0.50

Diluted Earnings Per Share             $ 0.08                $ 0.82


           See accompanying notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   For the Nine Months Ended September 30, 1998
                                  (in thousands)



                                                  Additional              Treasury
                               Common Stock       Paid-In      Retained   Stock
                               Class A  Class B   Capital      Earnings   at Cost    Total

Balance at January 1, 1998     $  8        $  3   $19,810      $1,272     $ (646)    $20,447

Re-issuance of Treasury
Stock                          $  -           -        17          -         309         326

Realization of Prequasi-
reorganization Net
Operating Loss Tax benefits    $  -           -       410          -          -          410

Net Income                     $  -           -        -          923         -          923

Balance at
September 30, 1998             $  8        $  3   $20,237      $2,195       $(337)   $22,106





           See accompanying notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Nine Months ended September 30, 1998 and 1997
                                  (in thousands)


                                                        Nine Months
                                                     Ended September 30,
                                                     1998           1997

Cash Flows from Operating Activities:
   Net Income                                      $  923         $  501
   Reconciliation of Net Income to Net Cash
   Used in Operating Activities:
   Minority Interest                                  (34)            97
   Deferred Income Taxes                                -             (9)
   Tax Benefit of Utilizing Prequasi-
   reorganization Net Operating Losses                410            325

Changes in Assets and Liabilities:
   Restricted Cash                                    (14)        (2,357)
   Property Held for Development                   (5,364)           671
   Other Assets                                      (215)        (1,262)
   Accrued Interest and Other Liabilities             405            451
   Net Cash Used in Operating Activities           (3,889)        (1,583)

Cash Flows from Investment Activities:
   Proceeds from Securities Sold under
   Agreement to Resell                                 -           1,400
   Net Cash Provided by Investing Activities           -           1,400

Cash Flows from Financing Activities:
   Proceeds from Notes Payable                      2,624            150
   Re-issuance of Treasury Stock                      326            199
   Net Cash Provided by Financing Activities        2,950            349

Net Increase (Decrease) in Cash                      (939)           166
Cash at Beginning of Period                         2,660          1,438
Cash at End of Period                             $ 1,721        $ 1,604




           See accompanying notes to Consolidated Financial Statements.


                       DOVER INVESTMENTS CORPORATION

                Notes to Consolidated Financial Statements

                            September 30, 1998


1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of September 30, 1998, and December 31, 1997, the related consolidated statements of operations for the three month and nine month periods ended September 30, 1998 and 1997, and the consolidated statements of stockholders' equity for the nine months period ended September 30, 1998, and cash flows for the nine month periods ended September 30, 1998 and 1997, reflect all adjustments (consisting of normal recurring accruals and elimination of significant inter-company transactions and balances) necessary for a fair presentation of Dover Investments Corporation ("the Company").

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1997 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the three months and nine months ended September 30, 1998, are not necessarily indicative of the results which may be expected for the entire year.

The symbols for the Class A Common Stock and the Class B Common Stock are "DOVR-A" and "DOVR-B", respectively.

2.   NET INCOME PER SHARE

Basic income per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute basic income per share was 1,042,697 at September 30, 1998, and 990,913 at September 30, 1997. Diluted income per share took into consideration the outstanding stock options.




MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND    PART I
RESULTS OF OPERATIONS                                            ITEM 2

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1998, the Company's investment in property held for development and homes held for sale increased by $5,364,000 from its carrying value at December 31, 1997. This increase resulted primarily from capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and the subdivision in Tracy, California (the "Glenbriar Joint Venture"). At September 30, 1998, the Company has completed lot improvements at Marina Vista on two hundred and forty nine lots. Of the two hundred and forty nine lots, ten are part of a model complex, one hundred and eighty three have been built, sold and closed, twenty five are under construction and have contracts of sale.

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

During 1997, the Company entered into agreements with Westco whereby Westco would construct and sell higher priced custom single family homes in the Silicon Valley Region of California. The profits from these homes will be split between the partners upon sale. The properties have been purchased and construction has commenced.

The Company formed a limited liability company with Westco, known as the Tracy Residential Venture Partners, LLC (the "TRVP") for the purpose of building and selling single family homes on eighty two 7,200 square foot lots in Units 1 & 2. Model homes have been completed. TRVP has also started construction on seventy homes, of which all seventy are under contracts of sale.


During the nine months ended September 30, 1998, the Company used its liquidity to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses.
The Company met its funding requirements primarily from cash reserves and from revenues from home and lot sales. The Company also obtained construction financing from private sources secured by the homes under construction.
The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales, lot sales and from construction financing when deemed appropriate. The Company believes that it has sufficient cash available to complete the development and construction of the Marina Vista property, as well as pay off the debt discussed below when it becomes due, and make its required contributions to the Glenbriar Joint Ventures.

At September 30, 1998, the Company borrowed a total of $9,687,000 to pay for home construction costs. The loans are secured by lots and homes under construction and will be paid from the proceeds of home and lot sales.
The loans bear interest at the rate of prime plus 1.25 percent and prime plus
1.50 percent per annum and mature on December 31, 1998 and September 29, 1999. The Company also obtained an $802,000 loan secured by four model homes. The loan bears interest at the rate of 11.25 percent per annum and matures on June 30, 1999.



RESULTS OF OPERATIONS

For the quarter ended September 30, 1998, the Company had net income of $124,000, compared to $587,000 for the same period in 1997. For the nine months ended September 30, 1998, net income was $923,000, compared to $501,000 for the same period in 1997. Total sales for the nine months ended September 30, 1998, were $14,908,000, resulting in a gross profit of $2,770,000, compared to $13,839,000 in sales and a gross profit of $1,992,000 for the same period in 1997.

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

Interest income in the third quarter of 1998 increased to $48,000, compared to $30,000 in 1997, due to higher cash balances from increased sales and notes receivable.

For the nine months ended September 30, 1998, general and administrative expenses increased by $24,000, from those expenses incurred in the same period in 1997. The expense increase resulted primarily from an increase in payroll and administrative expenses. At September 30, 1998, home and lot sales increased by $1,069,000, the cost of sales increased by $288,000, compared to the same period in 1997. The increase resulted from the sale and construction of a larger number of homes and lot sales.





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

          27.1 Financial Data Schedule for the Quarter Ended September 30, 1998.

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



                                   DOVER INVESTMENTS CORPORATION


Date: November 2, 1998             By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                           Chairman of the Board, President
                                           and Chief Executive Officer