Form 10QSB/A
period 1998-06-30
DOVER INVESTMENTS CORP
filed 1999-03-29
CIK 48272

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

                                  (415) 777-0414
                           (Issuer's Telephone Number)


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



                    DOVER INVESTMENTS CORPORATION
                               INDEX

                                                                         Page
                                                                       Number
          PART I    FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Balance Sheets
        as of June 30, 1998 and December 31, 1997... ...................... 3

        Consolidated Statements of Operations for the Three
        Months and Six Months Ended June 30, 1998 and 1997................. 4

        Consolidated Statement of Stockholders'
        Equity for the Six Months Ended June 30, 1998...................... 5

        Consolidated Statements of Cash Flows
        for the Six Months Ended June 30, 1998 and 1997.................... 6

        Notes to Consolidated Financial Statements......................... 7

Item 2.

        Management's Discussion and Analysis or Plan of Operation.......... 9


                PART II   -         OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 11

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...................................12

        SIGNATURES ........................................................13


                   PART I  -   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                      DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                  June 30, 1998 and December 31, 1997
                  (in thousands except share amounts)


                                                      06-30-98       12-31-97
ASSETS
  Cash                                                $  2,352       $  2,660
  Restricted Cash                                        1,003          1,416
  Homes Held for Sale                                    1,694          1,290
  Property Held for Development                         22,879         20,610
  Other Assets                                           2,951          3,133

TOTAL ASSETS                                           $30,879        $29,109

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                 1,662          1,373
  Notes Payable                                          7,492          7,063
  Minority Interest in Joint Venture                       175            226
TOTAL LIABILITIES                                        9,329          8,662

STOCKHOLDERS' EQUITY
  Class A Common Stock Par Value,
   $.01 Per Share --Authorized 2,000,000
   Shares; Issued 805,909 at
   6/30/98 and 804,927 at 12/31/97                           8              8
  Class B Common Stock Par Value,
   $.01 Per Share --Authorized 1,000,000
   Shares; Issued 321,092 at
   6/30/98 and 322,427 at 12/31/97                           3              3
  Additional Paid-In Capital                            20,137         19,810
  Retained Earnings from January 1, 1993                 1,739          1,272
  Treasury Stock (60,066 at 6/30/98
   and 119,316 at 12/31/97 of Class A
   Shares and 4,560 of Class B Shares                    (337)           (646)
  TOTAL STOCKHOLDERS' EQUITY                           21,550          20,447

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $30,879         $29,109

     See accompanying notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except share amounts)

                                      Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                      1998          1997        1998     1997

Home Sales                         $ 2,152       $ 2,422     $ 5,267  $ 4,870
Lot Sales                            2,021            -        2,021       -
     Total Sales                     4,173         2,422       7,288    4,870

Cost of Home Sales                  (1,739)       (2,180)     (4,328)  (4,352)
Cost of Lot Sales                   (1,653)           -       (1,653)      -
     Total Cost of Sales            (3,392)       (2,180)     (5,981)  (4,352)

Minority Interest in
 Joint Venture                          (8)           -          ( 8)      -

     Gross Profit                      773           242       1,299      518

Selling Expenses                      (175)         (211)       (282)    (381)
General and Administrative
 Expenses                             (180)         (116)       (321)    (310)
                                      (355)         (327)       (603)    (691)

    Operating Income (Loss)            418           (85)        696     (173)

Other Income
Interest                                30            13          77       36
Fees                                    32             -          32        -
    Total Other Income                  62            13         109       36

Income (Loss) before Taxes             480           (72)        805     (137)

Provision for Income Taxes            (208)            -        (338)      -

Net Income (Loss)                    $ 272         $ (72)      $ 467   $ (137)

Basic Earnings Per Share             $0.27        $(0.07)      $0.45   $(0.14)

Diluted Earnings Per Share           $0.25                     $0.43

               See accompanying notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      For the Six Months Ended June 30, 1998
                                  (in thousands)



                                                  Additional              Treasury
                               Common  Stock      Paid-In       Retained  Stock
                               Class A  Class B   Capital       Earnings  at Cost    Total

Balance at January 1, 1998     $ 8       $ 3      $19,810       $ 1,272   $ (646)    $20,447
Re-issuance of Treasury
 Stock                         $ -         -           17            -       309         326
Realization of Prequasi-
 reorganization Net Operating
 Loss Tax benefits             $ -         -          310            -         -         310
Net Income                     $ -         -           -            467        -                        467
Balance at June 30, 1998       $ 8       $ 3      $20,137        $1,739   $ (337)    $21,550





           See accompanying notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Six Months ended June 30, 1998 and 1997
                                  (in thousands)


                                                              Six Months
                                                             Ended June 30,

                                                           1998          1997

Cash Flows from Operating Activities:
   Net Income (Loss)                                     $  467       $  (137)
   Reconciliation of Net Income (Loss) to
    Net Cash Used in Operating Activities:
   Minority Interest                                        (51)           32
   Tax Benefit of Utilizing Prequasi-
    reorganization Net Operating Losses                     310             -

Changes in Assets and Liabilities:
   Restricted Cash                                          413          (212)
   Property Held for Development                         (2,673)         (474)
   Other Assets                                             182           (95)
   Accrued Interest and Other Liabilities                   289          (773)
     Net Cash Used in Operating Activities              ($1,063)       (1,659)

Cash Flows from Investment Activities:
   Proceeds from Securities Sold under
    Agreement to Resell                                      -          1,400
   Net Cash Provided by Investing Activities                 -          1,400

Cash Flows from Financing Activities:
   Proceeds from (Repayment of) Notes Payable               429          (780)
   Re-issuance of Treasury Stock                            326           199
     Net Cash Provided by (Used in)
      Financing Activities                                  755          (581)

Net Decrease in Cash                                       (308)         (840)
Cash at Beginning of Period                               2,660         1,438
Cash at End of Period                                   $ 2,352        $  598


           See accompanying notes to Consolidated Financial Statements.

                         DOVER INVESTMENTS CORPORATION
                   Notes to Consolidated Financial Statements

                               June 30, 1998


1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of June 30, 1998, and December 31, 1997, the related consolidated statements of operations for the three month and six month periods ended June 30, 1998 and 1997, and the consolidated statements of stockholders' equity for the six months period ended June 30, 1998, and cash flows for the six month periods ended June 30, 1998 and 1997, reflect all adjustments (consisting of normal recurring accruals and elimination of significant inter-company transactions and balances, except for the adjustments described below in Note 3) necessary for a fair presentation of Dover Investments Corporation ("the Company").

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

3.   ADJUSTMENTS RELATED TO RESTATEMENT

In connection with the preparation of the year end financial statements, the Company completed an analysis of inter-company transactions during 1998 and concluded that certain transactions should not have been recorded as sales during the second quarter. The Company recorded these adjustments after determining to reduce the amounts recorded for lot sales for this quarter.

The restated amounts are as follows (in thousands, except share amounts):

                       DOVER INVESTMENTS CORPORATION

                Notes to Consolidated Financial Statements



CONSOLIDATED BALANCE SHEETS


                                                       June 30, 1998
                                                As Reported       As Restated

Property Held for Development                     $23,405           $22,879
Other Assets                                        2,757             2,951
Total Assets                                       31,211            30,879
Accrued Interest and Other Liabilities              1,562             1,662
Total Liabilities                                   9,229             9,329
Additional Paid-In Capital                         20,237            20,137
Retained Earnings                                   2,071             1,739
Stockholders Equity                                21,982            21,550
Total Liabilities and Stockholders' Equity         31,211            30,879


CONSOLIDATED STATEMENTS OF OPERATIONS


                              Three Months                   Six Months
                           Ended June 30, 1998          Ended June 30, 1998
                        As Reported  As Restated     As Reported  As Restated

Lot Sales                  $ 4,596      $ 2,021        $ 4,596      $ 2,021
Cost of Lot Sales           (3,702)      (1,653)        (3,702)      (1,653)
Gross Profit                 1,299          773          1,825        1,299
Operating Income               944          418          1,222          696
Income before Taxes          1,006          480          1,331          805
Provision for Taxes           (402)        (208)          (532)        (338)
Net Income                     604          272            799          467
Basic Earnings
 Per Share                   $0.59        $0.27          $0.78        $0.45
Diluted Earnings
 Per Share                   $0.56        $0.25          $0.74        $0.43




CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            Six Months Ended June 30, 1998
                                              As Reported    As Restated

Realization of Prequasi-reorganization
Net Operating Loss Tax Benefits
Additional Paid-In Capital                        $ 410          $ 310
Net Income                                          799            467


CONSOLIDATED STATEMENT OF CASH FLOWS

                                           Six Months Ended June 30, 1998
                                           As Reported        As Restated

Net Income                                    $  799             $  467
Tax Benefit of Utilizing Prequasi-
 reorganization Net Operating Losses             410                310
Property Held for Development                 (3,199)            (2,673)
Other Assets                                     376                182
Accrued Interest and Other Liabilities           189                289
Net Cash Used in Operating Activities         (1,473)            (1,063)
Re-issuance of Treasury Stock                    736                326
Net Cash Provided by (Used in)
 Financing Activities                          1,165                755


ITEM 2.   MANAGEMENT'S DISCUSSION AND  ANALYSIS OR PLAN OF OPERATION.

As discussed in Note 3 of Notes to Consolidated Financial Statements, the Company has restated its second quarter financial statements. The changes from the restatement have been reflected throughout the financial statements.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's investment in property held for development and homes held for sale increased by $2,673,000 from its carrying value at December 31, 1997. This increase resulted primarily from capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and the subdivision in Tracy, California (the "Glenbriar Joint Venture"). At June 30, 1998, the Company has completed lot improvements at Marina Vista on one hundred and ninety eight lots and partial improvements on fifty one additional lots.
Of the one hundred and ninety eight lots with completed lot improvements, ten are part of a model complex, one hundred and sixty nine have been built, sold and closed, nineteen are under construction and have contracts of sale. The Company continues to be part of a Glenbriar Joint Venture (the "GJV")
with Westco Community Builders, Inc. ("Westco") in Tracy, California which originally owned one hundred and eight acres of land comprising a portion of the Glenbriar Estates Project. During 1996, the Company formed a limited liability company with Westco, known as Glenbriar Venture #2 which holds options to purchase approximately one hundred and thirty one additional acres of land also comprising a portion of the Glenbriar Estates Project. GJV and Glenbriar Venture #2 have succeeded in rezoning the Glenbriar Estates property to Low Density Residential and have obtained the approval of new tentative subdivision maps which provide for approximately three hundred and eighty two lots on the GJV property and approximately five hundred lots on the Glenbriar Venture #2 property. The tentative subdivision maps provide for four lot types ranging in size from 6,000 square feet to one acre in size. In 1997, GJV completed rough grading of the entire GJV property and has installed the principal off tract and "backbone" improvements. GJV has obtained final subdivision maps covering one hundred and eighty of the 6,000 square foot lots (units 5, 6 & 7), and eighty two of the 7,200 square foot lots (units 1 & 2) and 38 lots which are approximately 10,000 square feet or larger (unit 3). Units 5 & 6 were sold in an "unfinished" state to an unrelated merchantbuilder. This builder has sold houses on all of the lots in units 5 & 6. GJV had also granted this builder an option to purchase an additional eighty eight lots (unit 7) in an "unfinished" state, and the builder has exercised the option and the sale has
closed.   GJV currently has one other final subdivision map on file with the
City of Tracy pending approval covering forty six lots (unit 4). GJV intends to sell these lots to a related entity, the Tracy Residential Venture Partners, LLC, in order to develop these lots by construction of single family homes for sale to the public. Additional subdivision maps will be submitted for approval as the market will permit. Glenbriar Venture #2 currently has one final subdivision map for one hundred and twenty three lots (unit 8) on file with the City of Tracy pending approval.

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



RESULTS OF OPERATIONS

For the quarter ended June 30, 1998, the Company had income of $272,000, compared to a loss of $72,000 for the same period in 1997. For the six months ended June 30, 1998, net income was $467,000, compared to a loss of $137,000 for the same period in 1997. Total sales for the six months ended June 30, 1998, were $7,288,000, resulting in a gross profit of $1,299,000, compared to $4,870,000 in sales and a gross profit of $518,000 for the same period in 1997.

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



PART II   -    OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)    Exhibits
          The exhibits listed below are filed with this report.

          Exhibit No.   Description.

          10.15 Partnership Agreement, Tracy Residential Venture Partners, LLC, dated April 6, 1998 between Dover Investments Corporation and Westco Community Builders, Inc.

          27.1          Financial Data Schedule for the Quarter Ended
                        June 30, 1998.


          (b)    Reports on Form 8-K.
                 None.





                         SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DOVER INVESTMENTS CORPORATION


Date: March 29, 1999                   By: /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                           Chairman of the Board, President
                                           and Chief Executive Officer