Form 10QSB/A
period 1998-09-30
DOVER INVESTMENTS CORP
filed 1999-03-29
CIK 48272

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


                          DOVER INVESTMENTS CORPORATION
                                    INDEX


                                                                       Page
                                                                     Number
                    PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets
        as of September 30, 1998 and December 31, 1997....................3

        Consolidated Statements of Operations for the Three
        Months and Nine Months Ended September 30, 1998 and 1997......... 4

        Consolidated Statement of Stockholders'
        Equity for the Nine Months Ended September 30, 1998.............. 5

        Consolidated Statements of Cash Flows
        for the Nine Months Ended September 30, 1998 and 1997............ 6

        Notes to Consolidated Financial Statements....................... 7

Item 2.

        Management's Discussion and Analysis or Plan of Operation.........9


               PART II   OTHER  INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................. 11

          SIGNATURES ................................................... 12








                         PART I    FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS.

                          DOVER INVESTMENTS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    September 30, 1998 and December 31, 1997
                      (in thousands except share amounts)

                                                       09-30-98      12-31-97
ASSETS
  Cash                                                 $  1,721      $  2,660
  Restricted Cash                                         1,430         1,416
  Homes Held for Sale                                     2,210         1,290
  Property Held for Development                          24,528        20,610
  Notes Receivable                                        1,543         1,028
  Other Assets                                            2,053         2,105

TOTAL ASSETS                                            $33,485       $29,109

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                  1,778         1,373
  Notes Payable                                           9,687         7,063
  Minority Interest in Joint Venture                        192           226
TOTAL LIABILITIES                                        11,657         8,662

STOCKHOLDERS' EQUITY
  Class A Common Stock Par Value, $.01
   Per Share -- Authorized 2,000,000 Shares;
   Issued 806,368 at 9/30/98 and 804,927
   at 12/31/97                                                8             8
  Class B Common Stock Par Value, $.01
   Per Share -- Authorized 1,000,000 Shares;
   Issued 320,639 at 9/30/98 and 322,427
   at 12/31/97                                                3             3
  Additional Paid-In Capital                             20,237        19,810
  Retained Earnings from January 1, 1993                  1,917         1,272
  Treasury Stock (60,066 at 9/30/98
   and 119,316 at 12/31/97 of
   Class A Shares and 4,560 of
   Class B Shares                                          (337)         (646)
  TOTAL STOCKHOLDERS' EQUITY                             21,828        20,447

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $33,485       $29,109

        See accompanying notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share amounts)

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                   1998        1997          1998        1997

Home Sales                      $ 5,045     $ 7,020       $10,312     $11,890
Lot Sales                            -        1,949         2,021       1,949
     Total Sales                  5,045       8,969        12,333      13,839

Cost of Home Sales               (4,099)     (6,168)       (8,427)    (10,520)
Cost of Lot Sales                    -       (1,321)       (1,653)     (1,321)
     Total Cost of Sales         (4,099)     (7,489)      (10,080)    (11,841)

Minority Interest in
 Joint Venture                       (1)         (6)          ( 9)         (6)

     Gross Profit                   945       1,474         2,244       1,992

Selling Expenses                   (519)       (408)         (801)       (789)
General and Administrative
Expenses                           (168)       (155)         (489)       (465)
                                   (687)       (563)       (1,290)     (1,254)

    Operating Income                258         911           954         738

Other Income
Interest                             48          30           125          66
Fees                                  -          34            32          34
    Total Other Income               48          64           157         100

Income before Taxes                 306         975         1,111         838

Provision for Income Taxes         (128)       (388)         (466)       (337)

Net Income                        $ 178         587         $ 645       $ 501

Basic Earnings Per Share          $0.17       $0.59         $0.62       $0.50

Diluted Earnings Per Share        $0.16                     $0.59

           See accompanying notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   For the Nine Months Ended September 30, 1998
                                  (in thousands)



                                                     Additional               Treasury
                                  Common  Stock      Paid-In       Retained   Stock
                                  Class A  Class B   Capital       Earnings   at Cost      Total

Balance at January 1, 1998        $ 8       $ 3         $19,810       $ 1,272    $(646)    $20,447
Re-issuance of Treasury
 Stock                            $ -         -              17            -       309         326
Realization of Prequasi-
 reorganization Net Operating
 Loss Tax benefits                $ -         -             410            -         -         410
Net Income                        $ -         -              -            645        -         645
Balance at September 30, 1998     $ 8       $ 3         $20,237        $1,917    $(337)    $21,828







           See accompanying notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Nine Months ended September 30, 1998 and 1997
                                  (in thousands)


                                                             Nine Months
                                                        Ended September 30,
                                                        1998          1997

Cash Flows from Operating Activities:
   Net Income                                         $  645        $  501
   Reconciliation of Net Income to Net Cash
   Used in Operating Activities:
   Minority Interest                                     (34)           97
   Deferred Income Taxes                                   -            (9)
   Tax Benefit of Utilizing Prequasi-
    reorganization Net Operating Losses                  410           325

Changes in Assets and Liabilities:
     Restricted Cash                                     (14)       (2,357)
     Property Held for Development                    (4,838)          671
     Other Assets                                       (463)       (1,262)
     Accrued Interest and Other Liabilities              405           451
     Net Cash Used in Operating Activities            (3,889)       (1,583)

Cash Flows from Investment Activities:
   Proceeds from Securities Sold under
    Agreement to Resell                                   -          1,400
     Net Cash Provided by Investing Activities            -          1,400

Cash Flows from Financing Activities:
    Proceeds from Notes Payable                        2,624           150
    Re-issuance of Treasury Stock                        326           199
     Net Cash Provided by Financing Activities         2,950           349

Net Increase (Decrease) in Cash                         (939)          166
Cash at Beginning of Period                            2,660         1,438
Cash at End of Period                                $ 1,721       $ 1,604


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

     3.   ADJUSTMENTS RELATED TO RESTATEMENT

In connection with the preparation of the year end financial statements, the Company completed an analysis of inter-company transactions during 1998 and concluded that certain transactions should not have been recorded as sales during the second quarter. The Company recorded these adjustments after determining to reduce the amounts recorded for lot sales for that quarter and for the nine months.

The restated amounts are as follows (in thousands, except share amounts):

                         DOVER INVESTMENTS CORPORATION

                  Notes to Consolidated Financial Statements


CONSOLIDATED BALANCE SHEETS

                                                    September 30, 1998
                                               As Reported     As Restated

Property Held for Development                    $25,054          $24,528
Total Assets                                      33,763           33,485
Retained Earnings                                  2,195            1,917
Stockholders Equity                               22,106           21,828
Total Liabilities and Stockholders' Equity        33,763           33,485

CONSOLIDATED STATEMENTS OF OPERATIONS

                             Three Months                  Nine Months
                        Ended September 30, 1998    Ended September 30, 1998
                        As Reported  As Restated    As Reported  As Restated

Lot Sales                  $  -          $  -         $ 4,596      $ 2,021
Cost of Lot Sales             -             -          (3,702)     (1,653)
Gross Profit                  -             -           2,770       2,244
Operating Income              -             -           1,480         954
Income before Taxes           -             -           1,637       1,111
Provision for Taxes         (182)         (128)          (714)       (466)
Net Income                   124           178            923         645
Basic Earnings
 Per Share                 $0.12         $0.17          $0.89       $0.62
Diluted Earnings
 Per Share                 $0.08         $0.16          $0.82       $0.59



CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                     Nine Months Ended September 30, 1998
                                         As Reported      As Restated

Net Income                                   923              645



CONSOLIDATED STATEMENT OF CASH FLOWS

                                      Nine Months Ended September 30, 1998
                                             As Reported  As Restated

Net Income                                     $  923        $  645
Property Held for Development                   5,364         4,838
Other Assets                                      215           463
Accrued Interest and Other Liabilities            189           289


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN  OF OPERATIONS.

As discussed in Note 3 of Notes to Consolidated Financial Statements, the Company has restated its second quarter financial statements. The changes from the restatement have been reflected throughout the financial statements.


LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1998, the Company's investment in property held for development and homes held for sale increased by $4,838,000 from its carrying value at December 31, 1997. This increase resulted primarily from capitalized expenditures for the ongoing development of real property located in San Leandro, California (the "Marina Vista property"), and the subdivision in Tracy, California (the "Glenbriar Joint Venture"). At September 30, 1998, the Company has completed lot improvements at Marina Vista on two hundred and forty nine lots. Of the two hundred and forty nine lots, ten are part of a model complex, one hundred and eighty three have been built, sold and closed, twenty five are under construction and have contracts of sale.

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

YEAR 2000 DISCLOSURE

The Company replaced its accounting software with Solomon IV, which is year 2000 compliant. Personal Computers have been replaced or upgraded and are also compliant. The expense, to become Year 2000 compliant, had no material effect on the Company's financial position or results of operation.




RESULTS OF OPERATIONS

For the quarter ended September 30, 1998, the Company had net income of $178,000, compared to $587,000 for the same period in 1997. For the nine months ended September 30, 1998, net income was $645,000, compared to $501,000 for the same period in 1997. Total sales for the nine months ended September 30, 1998, were $12,333,000, resulting in a gross profit of $2,244,000, compared to $13,839,000 in sales and a gross profit of $1,992,000 for the same period in 1997.

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

For the nine months ended September 30, 1998, general and administrative expenses increased by $24,000, from those expenses incurred in the same period in 1997. The expense increase resulted primarily from an increase in payroll and administrative expenses. At September 30, 1998, home and lot sales decreased by $1,506,000, the cost of sales decreased by $1,761,000, compared to the same period in 1997. The decrease resulted from the sale and construction of fewer homes.


PART II   -    OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits
          The exhibits listed below are filed with this report.

          Exhibit No.    Description.

          27.1           Financial Data Schedule for the Quarter Ended
                         September 30, 1998.

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