Form 10KSB
period 1998-12-31
DOVER INVESTMENTS CORP
filed 1999-03-29
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the fiscal year ended December 31, 1998
                                        OR
    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer's revenues for its most recent fiscal year:  $26,382,746.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of the Class A Common Stock and Class B Common Stock as of February 1, 1999, was $4,648,284. The average bid and asked prices of the Class A Common Stock and Class B Common Stock were $8.25 and $9.25 per share, respectively, on that date.

The number of shares outstanding of each of the issuer's classes of Common Stock as of February 1, 1999, were as follows:

          Title                                     Shares Outstanding

     Class A Common Stock ..........................        746,798
     Class B Common Stock ..........................        315,577

             Transitional Small Business Disclosure Format
                           Yes        No  X


                  DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement relating to the registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-KSB.


                           TABLE OF CONTENTS
                                                               Page No.


                                   PART I



ITEM 1.      DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . 1
ITEM 2.      DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . 1
ITEM 3.      LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . 2

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . 2



                                   PART II



ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . .  3
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . .  5

ITEM 7.      FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . 7

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . .7



                                  PART III



ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .8

ITEM 10.     EXECUTIVE COMPENSATION .. . . . . . . . . . . . . . . . . . 8

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . .8

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . 8

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . 9



APPENDIX A.   CONSOLIDATED FINANCIAL STATEMENTS OF DOVER INVESTMENTS
              CORPORATION AND SUBSIDIARIES, AND REPORT OF
              INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS,
              DECEMBER 31, 1998 AND 1997







                              PART I


ITEM 1.   DESCRIPTION OF BUSINESS

          The Company engages primarily in residential real estate development.

ITEM 2.   DESCRIPTION OF PROPERTY

          REAL ESTATE DEVELOPMENT - MARINA VISTA.
At December 31, 1998, the Company is nearing completion of its Marina Vista Development project in San Leandro, California. As of this date, the Company has five model homes, twenty four homes under construction, of which seventeen are sold and twenty four remaining lots with all lot improvements completed. The market for homes at Marina Vista has been very strong.
See "Management's Discussion and Analysis or Plan of Operations" for a discussion of the financing of the Marina Vista property .

          REAL ESTATE DEVELOPMENT - GLENBRIAR ESTATES.
The Company continues to develop the Glenbriar Estate Project in Tracy, California, through three entities (the "Developers") that it has formed with Westco Community Builders, Inc. [Glenbriar Joint Venture, a California Partnership ("GJV"); Glenbriar Venture #2, LLC ("GV #2, LLC") and Tracy Residential Venture Partners, LLC ("TRVP")]. As of this date, the
Developers have constructed major infra structure improvements, sold one hundred and eighty unimproved lots to a merchant builder, completed lot improvements on one hundred and sixty lots, commenced construction of single family homes on one hundred and five lots, sold all one hundred and five homes, and closed the sale on twenty nine of the one hundred and five homes commenced in 1998. The Developers own unimproved land for an additional one hundred and thirty eight lots and have contracts to purchase approximately four hundred and twenty additional lots. All of the land owned or under contract to purchase by the Developers is covered by a vesting tentative subdivision map and several final subdivision maps have been filed with the City of Tracy for approval. The market for homes built by the Developers has been very strong during 1998. The development of the project during 1999 will depend largely upon the availability of Residential Growth Allocations issued by the City of Tracy and the state of the economy generally in the Bay Area. See "Management's Discussion and Analysis or Plan of Operations" for a discussion of the financing of the Glenbriar Estate project.

          REAL ESTATE DEVELOPMENT - HIGHER PRICED HOMES.
During 1997 and 1998, the Company entered into joint ventures to develop three higher priced homes with Westco Community Builders, Inc. In January of 1999, one of the three higher priced homes was sold and closed. Two other homes, both located in Menlo Park, California, are currently under construction with completion scheduled for June and September 1999.

     The Company expects that the Marina Vista Project, the Glenbriar Estates Project and the Higher Priced Homes will provide a profit from the sales. The Company expects to invest in other real estate projects when appropriate opportunities occur and is not subject to any limitations on the percentage of assets which may be invested in any single investment or type of investment. In order to maintain it's market share of new home sales, the Company keeps home prices competitive with other builders of a similar product, in the vicinity of the project.


Employees

          The Company currently has five full-time employees, all of whom work at the Company's executive offices in San Francisco.


Leases

          The Company has previously entered into an agreement to lease premises for a term that commenced on October 1, 1997 and ends on September 30, 2002, with an option to extend the term of the lease for an additional period of five years, commencing immediately after the expiration of the term of the lease. The Company has also entered into an agreement to sublease a portion of the premises to a related party corporation. That Corporation's share of the lease equals 35% of the total rent and operating costs and was based on actual square footage utilized, plus a proportionate share of the common area. The base rent per rentable square foot for years one thru three equals $20.59, years four thru five $23.09 per square foot. The Company is also responsible for a yearly operating cost payment equal to 1.73 percent of the basic operating cost, which amounted to $3,339.87 and $3,293.67 per month for 1998 and 1997 respectively.


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

          The high and low bid information for 1998 and 1997 are as reported on the National Quotation Bureau Pink Sheets. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                CLASS A COMMON STOCK

                                             High                 Low

Fiscal 1998 Quarter Ended:
       March 31                             9.750               8.125
       June 30                             10.500               9.250
       September 30                        10.500               9.250
       December 31                         10.000               7.250


Fiscal 1997 Quarter Ended:
       March 31                             5.875               4.750
       June 30                              6.375               6.000
       September 30                         7.500               7.000
       December 31                          8.125               8.125


                                   CLASS B COMMON STOCK


                                             High                 Low
Fiscal 1998 Quarter Ended:
       March 31                             9.370               7.370
       June 30                             10.870               9.250
       September 30                        11.500               9.750
       December 31                         11.500               9.250

Fiscal 1997 Quarter Ended:
       March 31                             5.875               4.750
       June 30                              6.375               6.000
       September 30                         7.500               7.000
       December 31                          8.125               8.125



Holders

               As of February 1, 1999, there were 496 stockholders of record of the Class A Common Stock and 153 stockholders of record of the Class B Common Stock.


Dividends

               The Company has not paid dividends on the Class A Common Stock and Class B Common Stock since June 30, 1989 and presently has no intention to pay dividends in the foreseeable future.

               In August 1997 and June 1995, the Company's Board of Directors approved a stock repurchase program under which the Company may, subject to certain requirements, purchase up to 400,000 shares of its Common Stock in the open market. Through December 31, 1998, the Company had repurchased 159,860 shares of Common Stock, at an aggregate purchase price of $835,000. As of December 31, 1997 and 1998, 35,894 and 95,234 shares respectively have been reissued.



         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN  OF
                  OPERATIONS

Results of Operations for the Years Ended December 31, 1998 and 1997

              The Company had net income of $1,410,000 for the year ended December 31, 1998, compared to net income of $388,000 for the year ended December 31, 1997. The income for 1998 was the result of increased gross profits from a higher number of home sales at the Marina Vista project, and the sale of homes and lots at the Glenbriar Estates Project.

              In the year ended December 31, 1998, the Company closed the sale of 42 homes at Marina Vista, and 29 homes and 88 lots at the Glenbriar Estates project , compared to 53 homes at Marina Vista and 92 lot sales at Glenbriar Estates in the year ended December 31, 1997. Total sales were $26,120,000 for 1998, resulting in a gross profit of $4,839,000 and a gross profit margin of 18.53 percent, compared to total sales of $18,921,000 for 1997, resulting in a gross profit of $2,553,000 for the year and a gross profit margin of 13.49 percent. The increase in profit margin is attributable to the increase in sales prices and the sale of homes and lots at the Glenbriar Estates Project. Selling expenses of $1,593,000 include the costs of maintaining a sales office, the model homes, commissions payable to outside brokers and fees payable to Westco Community Builders, Inc. General and Administrative expenses increased by $66,000 in 1998.

              The increase in general & administrative expenses for 1998 was attributable to increases in professional fees and other administrative expenses.

              The Company's cash requirements for the next twelve months are expected to be satisfied from proceeds from home and lot sales.

              Interest income in 1998 increased to $231,000, compared to $131,000 in 1997, due to increased cash balances.

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

Liquidity and Capital Resources

              At December 31, 1998, the Company had total assets of $37,467,000, as compared to total assets of $29,109,000 at December 31, 1997. The cost of the Company's property being developed was $25,438,000 in 1998, compared to $21,900,000 in 1997. Highly liquid assets were $9,016,000 at December 31, 1998, compared to $4,076,000 at December 31, 1997.

              The Company's total liabilities increased to $14,670,000 at December 31, 1998, compared to $8,662,000 at December 31, 1997. This increase was attributable primarily to an increase in notes payable to $12,650,000, in 1998, from $7,063,000, in 1997, and an increase in accrued interest and other liabilities to $1,800,000 in 1998 from $1,373,000 in 1997.

              The increase in additional paid-in capital of $631,000 for the year ended December 31, 1998, is due to realization of the tax benefits related to net operating losses incurred prior to the quasi-reorganization in the amount of $614,000 and the reissuance of treasury stock of $17,000.

              During 1998, the Company's primary liquidity needs were related to funding development costs of the Marina Vista, the Glenbriar Estates projects and the custom single family homes, in addition to notes payable and interest payments of $763,000.

              The Company borrowed a total of $5,587,000 to pay for home construction costs, during 1998. The loans are secured by lots and homes under construction and will be paid from the proceeds of home and lot sales. The loans bear interest at the rate of prime plus 1.25 percent per annum and have various maturity dates. The Company also obtained in a prior year an $802,000 loan collateralized by four model homes. The loan bears interest at the rate of 11.25 percent per annum and matures on June 30, 1999.
The Developers exercised an option to purchase land at the Glenbriar Estates and have obtained financing of $391,000 secured by the property. The loan bears interest at the rate of 9.0 percent per annum and matures on February 26, 2000.

              The Company's primary source of liquidity during 1998, was from the proceeds of home and lot sales. The Company may also borrow funds from time to time for development of real estate projects.


              YEAR 2000 DISCLOSURE.     The Company replaced its accounting
software with Solomon IV, which is year 2000 compliant. Personal Computers have been replaced or upgraded and are also compliant. The expense, to become Year 2000 compliant, had no material effect on the Company's financial position or results of operation.

              The Company believes all joint venture entities and major suppliers are year 2000 compliant.





ITEM 7.  FINANCIAL STATEMENTS


              The following consolidated financial statements of the Company, as set forth on the pages indicated, are filed as part of this report.


      Index to Financial Statements
        Report of Independent Certified Public Accountants . . . . . . . . A-1

        Consolidated Balance Sheets at December 31, 1998 and 1997. . . . . A-2

        Consolidated Statements of Earnings for the Years Ended
           December 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . A-3

        Consolidated Statement of Stockholders' Equity for the
           Years Ended December 31, 1998 and 1997. . . . . . . . . . . . . A-4

        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . A-5

         Notes to Consolidated Financial Statements at
           December 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . A-6



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.




                             PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

          The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 1 -- Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 1999 Annual Meeting of Stockholders.


ITEM 10.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Directors" contained in the Proxy Statement to be used by the Company in connection with its 1999 Annual Meeting of Stockholders.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement to be used by the Company in connection with its 1999 Annual Meeting of Stockholders.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" contained in the Proxy Statement to be used by the Company in connection with its 1999 Annual Meeting of Stockholders.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  The exhibits listed below are filed with this report.

          3.1 Restated Certificate of Incorporation and Restated By-Laws of the Company.(4)
          10.1   1982 Stock Option Plan.(1)
          10.2   Form of Nonqualified Incentive Stock Option Agreement.(1)
          10.3   Development Agreement dated November 15, 1991 between
                 H. F. Properties, Ltd. and Westco Marina, Inc., as amended.(2)
          10.5 Partnership Agreement, Glenbriar Joint Venture, dated January 7, 1994 between GIC Investment Corporation and Westco Community Builders.(3)
          10.6   Stock Option Plan for Nonemployee Directors.(4)
          10.7   Form of Nonqualified Stock Option Agreement as of November
                 16, 1994.(5)
          10.8   1995 Stock Option Plan.(6)
          10.9   Form of Incentive Stock Option Agreement.(7)
          10.10  Form of Nonqualified Stock Option Agreement.(8)
          10.11  Partnership Agreement, Tracy Residential Venture
                 Partners, LLC, dated April 6, 1998 between the
                 Company and Westco Community Builders, Inc.(10)
          10.12  $3,350,000 Line of Credit Collateralized by a
                 Deed of Trust dated October 22, 1998.
          10.13  $10,500,000 Promissory Note and Loan Agreement
                 Collateralized by a Deed of Trust dated July 22, 1998.
          22.1   Subsidiaries of the Company.
          24.1   Consent of Grant Thornton LLP.
          27.1   Financial Data Schedule for the Year Ended December 31, 1998.

___________________

          (1) - Incorporated by reference to Exhibit 10.1 in the Company's Annual Report on Form 10-K for the Year Ended
                 December 31, 1991.
          (2) - Incorporated by reference to Exhibit 10.4 in the Company's Annual Report on Form 10-K for the Year Ended
                 December 31, 1991.
          (3) - Incorporated by reference to Exhibit 10.9 in the Company's Annual Report on Form 10-K for the Year Ended
                 December 31, 1993.
          (4) - Incorporated by reference to Exhibit 10.10 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended
                 June 30, 1995.
          (5) - Incorporated by reference to Exhibit 10.11 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended
                 June 30, 1995.
          (6) - Incorporated by reference to Exhibit 10.12 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended
                 June 30, 1995.
          (7) - Incorporated by reference to Exhibit 10.13 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended
                 June 30, 1995
          (8) - Incorporated by reference to Exhibit 10.14 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended
                 June 30, 1995.
          (9) - Incorporated by reference to Exhibit 10.15 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended
                 June 30, 1998.

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the year ended December 31, 1998.

                            SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DOVER INVESTMENTS CORPORATION


Date: March 29 , 1999         By:  /s/ Lawrence Weissberg
                                Lawrence Weissberg
                                Chairman of the Board,
                                President and Chief
                                Executive Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                   Date

/s/ Arnold Addison                     Director                March 29, 1999
(Arnold Addison)

/s/ John Gilbert                       Director                March 29, 1999
(John Gilbert)

/s/ Erika Kleczek                      Principal Financial     March 29, 1999
(Erika Kleczek)                        Officer

/s/ Lawrence Weissberg                 Director, Chairman      March 29, 1999
(Lawrence Weissberg)                   of the Board, President
                                       and Chief Executive
                                       Officer (Principal
                                       Executive Officer)

/s/ Will C. Wood                       Director                March 29, 1999
(Will C. Wood)

                            APPENDIX A


                CONSOLIDATED FINANCIAL STATEMENTS
      AND REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

          DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                    December 31, 1998 and 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Dover Investments Corporation

     We have audited the accompanying consolidated balance sheets of Dover Investments Corporation and subsidiaries, as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Investments Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

San Francisco, California
March 3, 1999








                   DOVER INVESTMENTS CORPORATION

                     CONSOLIDATED BALANCE SHEETS
                            December 31,
                 (in thousands except share amounts)



ASSETS                                                  1998             1997

   Cash and Cash Equivalents                         $ 8,622         $  2,660
   Restricted Cash                                       394            1,416
   Homes Held for Sale                                 2,136            1,290
   Property Held for Development                      23,302           20,610
   Notes Receivable                                    1,678            1,028
   Other Assets                                        1,335            1,753
   Deferred Income Taxes                                  -               352
     Total Assets                                    $37,467         $ 29,109

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accrued Interest and Other Liabilities            $ 1,800          $ 1,373
   Notes Payable                                      12,650            7,063
   Minority Interest in Joint Venture                    220              226
     Total Liabilities                                14,670            8,662

Stockholders' Equity
   Class A Common Stock, Par Value, $.01
    Per Share-Authorized 2,000,000 Shares;
    Issued 806,864 Shares at 12/31/98 and
    804,927 Shares at 12/31/97                             8                8
   Class B Common Stock, Par Value, $.01
    Per Share-Authorized 1,000,000 Shares;
    Issued 320,137 Shares at 12/31/98 and
    322,427 Shares at 12/31/97                             3                3
   Additional Paid-In Capital                         20,441           19,810
   Retained Earnings from January 1, 1993              2,682            1,272
   Treasury Stock (60,066 in 1998 and 119,316
    in 1997 of Class A Shares and 4,560
    of Class B Shares)                                  (337)           (646)
   Total Stockholders' Equity                         22,797          20,447

   Total Liabilities and Stockholders' Equity        $37,467         $29,109


          The accompanying notes are an integral part of these statements.

                      DOVER INVESTMENTS CORPORATION

                   CONSOLIDATED STATEMENTS OF EARNINGS
                        Year Ended December 31,
                 (in thousands except per share amounts)


                                                     1998                1997

Home Sales                                       $ 23,095            $ 16,972
Lot Sales                                           3,025               1,949
  Total Sales                                      26,120              18,921

Cost of Homes Sold                                 18,322              14,969
Cost of Lot Sales                                   2,436               1,361
  Total Cost of Sales                              20,758              16,330

Minority Interest in Joint Ventures                   523                  38

  Gross Profit                                      4,839               2,553

Selling Expenses                                    1,593               1,130
General and Administrative Expenses                   684                 618
Other Expenses                                        378                  -
                                                    2,655               1,748

  Operating Profit                                  2,184                 805

Other Income
Interest                                              231                 131
Fees                                                   32                  34
  Total Other Income                                  263                 165

  Income before Income Taxes                        2,447                 970

  Provision for Income Taxes                        1,037                 582

  Net Income                                      $ 1,410               $ 388

  Net Income per Share                             $ 1.34              $ 0.39
  Net Income per Share
    Assuming Dilution                              $ 1.30              $ 0.38

          The accompanying notes are an integral part of these statements.

                          DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   Two years ended December 31, 1998 and 1997
                                  (in thousands)


                                                   Additional              Treasury
                                Common Stock       Paid-In      Retained   Stock
                                Class A Class B    Capital      Earnings   at Cost     Total
Balance at January 1, 1997      $  8      $  3     $19,031      $  884     $(830)      $19,096
Reissuance of treasury stock       -         -          19          -        184           203
Realization of prequasi-
 reorganization net operating
 loss tax benefits                 -         -         760          -          -           760
Net income for the year            -         -          -          388         -           388

Balance at December 31, 1997       8         3      19,810       1,272      (646)       20,447
Reissuance of treasury stock       -         -          17          -        309           326
Realization of prequasi-
 reorganization net operating
 loss tax benefits                 -         -         614          -          -           614
Net income for the year            -         -          -        1,410         -         1,410

Balance at December 31, 1998     $ 8       $ 3     $20,441      $2,682     $(337)      $22,797







         The accompanying notes are an integral part of this statement.

                         DOVER INVESTMENTS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Year ended December 31,
                                 (in thousands)


                                                            1998         1997

Cash Flows from Operating Activities:
  Net Income                                             $ 1,410        $ 388
  Reconciliation of Net Income to Net Cash
   Provided by (Used in) Operating Activities:
     Minority Interest                                        (6)          95
     Deferred Taxes                                          352         (361)
     Tax Benefit of Utilizing Prequasi-
      reorganization Net Operating Losses                    614          760
Changes in Assets and Liabilities:
  Restricted Cash                                          1,022       (1,291)
  Property Held for Development                           (2,692)       1,072
  Homes Held for Sale                                       (846)         147
  Other Assets                                               418       (2,138)
  Notes Receivable                                          (650)          -
  Accrued Interest and Other Liabilities, Net                427         (117)
  Net Cash Provided by (Used in) Operating Activities:        49       (1,445)
Cash Flows from Financing Activities:
  Net Proceeds from Notes Payable                          5,587        1,064
  Reissuance of Treasury Stock                               326          203
  Net Cash Provided by Financing Activities                5,913        1,267

Net Increase (Decrease) in Cash and Cash Equivalents       5,962         (178)
Cash and Cash Equivalents at Beginning of Year             2,660        2,838

Cash and Cash Equivalents at End of Year                 $ 8,622      $ 2,660
Supplemental Cash Flow Activity:
 Cash Paid for Interest                                   $  763       $  617
 Cash Paid for Income Taxes                               $  193       $  134





           The accompanying notes are an integral part of these statements.

                         DOVER INVESTMENTS CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1998 and 1997
                       (in thousands except share amounts)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES

Dover Investments Corporation (the "Company"), engages primarily in residential real estate development. Westco Community Builders, Inc. ("WCB") is primarily responsible for the construction and the development of the real estate.

The Company and WCB formed one joint venture, Glenbriar Joint Venture ("GJV") and two limited liability companies Glenbriar Venture #2, LLC ("GV #2, LLC") and Tracy Residential Venture Partners, LLC ("TRVP"). For each of the above entities the Company contributes the majority of the capital, ranging from 75% to 100%. WCB is paid a fee for managing the construction and development of the real estate. A preferred dividend is paid to the Company and WCB based upon capital contributed in the range of 10% to 12%. Remaining profits in each entity are split in the range of 50% to75% to the Company, according to the agreements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its Joint Venture and Limited Liability Companies. All significant inter-company transactions are eliminated in consolidation.

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




                         DOVER INVESTMENTS CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1998 and 1997
                       (in thousands except share amounts)


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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Amounts also include purchased securities, in the amount of $5,000, under agreements to resell (repurchase agreements) with primary securities dealers. Such repurchase agreements are typically overnight investments and collateralized by mortgage-backed certificates which are held on behalf of the Company by the dealers who arrange the transaction. At December 31, 1998, the weighted average interest rate of such repurchase agreements was 5.125%. The market value of the repurchase agreements approximates cost.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE B  - NOTES RECEIVABLE

During 1998, the Company extended a line of credit of up to $3,350 to Westco Community Builders for the purpose of building single family homes. The line of credit bears an interest rate of Prime (7.75% at December 31, 1998) plus two percent per annum and matures on October 22, 1999, and is collateralized by a Deed of Trust.

                           DOVER INVESTMENTS CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1998 and 1997
                       (in thousands except share amounts)


NOTE C - NOTES PAYABLE

Notes payable at December 31, are comprised of the following:

                                                           1998          1997
     Notes Payable, maturing June 30, 1999,
      and bearing interest at 11.25% per annum
      collateralized by four model homes                $   802       $   802

     Notes Payable, maturing February 27, 2000,
      and bearing interest at 9.00% per annum
      collateralized by a Deed of Trust                     391            -

     Notes Payable, maturing September 30, 1999,
      and bearing interest at prime
      (7.75% at December 31, 1998) plus 1.5%;
      collateralized by lots                              1,407         5,347

     Notes Payable, maturing August 30, 1999,
      and bearing interest at USB rate
      (7.75% at December 31,1998) plus 1.5%;
      collateralized by a Deed of Trust                   1,057           914

     Notes Payable, maturing August 10, 1999,
      and bearing interest at USB rate
      (7.75% at December 31,1998) plus 1.25%;
      collateralized by a Deed of Trust                   4,636            -

     Notes Payable, maturing October 7, 1999,
      and bearing interest at USB rate
      (7.75% at December 31,1998) plus 1.25%;
      collateralized by a Deed of Trust                     246            -

     Notes Payable, maturing November 16, 1999,
      and bearing interest at USB rate
      (7.75% at December 31,1998) plus 1.25%;
      collateralized by a Deed of Trust                   1,459            -

     Notes Payable, maturing November 16, 1999,
      and bearing interest at USB rate
      (7.75% at December 31,1998) plus 1.25%;
      collateralized by a Deed of Trust                   2,652            -

                                                        $12,650       $ 7,063


                          DOVER INVESTMENTS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
                      (in thousands except share amounts)

NOTE C - NOTES PAYABLE (continued)

Aggregate principal payments of $12,259 and $391 are due by November 16, 1999 and February 27, 2000, respectively.

Interest expense in 1998 and 1997, amounted to $763 and $638, respectively, and was capitalized as part of property held for development.

NOTE D - LEASE COMMITMENT

     The Company has an agreement to lease premises that expire on September 30, 2002, with an option to renew for an additional period of five years. The Company subleases a portion of the premises to a related party. That corporation's share of the lease equals 35% of the total rent and operating costs. Rent and yearly operating cost from the sublease were $39 and $38 for 1998 and 1997 respectively. A summary of net minimum lease payments is as follows:

     Years ending December 31,

                    1999           46
                    2000           50
                    2001           52
                    2002           39
                    Total       $ 187

Rent expense for the years ended December 31, 1998 and 1997 totaled $73 and $33, respectively.

NOTE E - INCOME TAXES

Income tax expenses for the year ended December 31, consists of:

                                               1998              1997
     Current                                 $   71             $ 174
     Deferred                                   966               408
     Total                                   $1,037             $ 582

In 1993, the Company under went a quasi-reorganization resulting in the elimination of accumulated deficit and a decrease in additional paid-in capital. The future tax benefit of utilization of prequasi-reorganization operating losses are credited to paid-in capital. A tax benefit for 1998 and 1997 in the amount of $614 and $760, respectively, for prequasi-reorganization net operating losses has been credited to paid in capital.

                          DOVER INVESTMENTS CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1998 and 1997
                       (in thousands except share amounts)


NOTE E - INCOME TAXES (continued)

The following is a reconciliation between the federal statutory rate and the effective rate used for the Company's provision for taxes:

                                                    1998            1997
     Tax expense at statutory federal
      income tax rate (34%)                       $  848           $ 330
     State franchise tax                             145              57
     Change in valuation allowance                   133             193
     Other                                           (89)              2
     Income tax expense                           $1,037           $ 582


Net deferred taxes as of  December 31, are as follows:

                                                    1998            1997

          Accrued warranty reserve                $  110           $  64
          AMT credit carry forward                   175             199
          Accrued expenses                             5              13
          State income taxes                           -               1
          Capital loss carryover                       -              30
          Depreciation                                (4)             (6)
          Net operating loss carry forward           151             355
                                                     437             656
          Valuation allowance                       (437)           (304)
          Net deferred tax asset (liability)       $   -           $ 352


Statement of Financial Accounting Standards ("SFAS") 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has recorded a valuation allowance for the total amount of deferred tax assets. The deferred tax asset schedule above does not give effect to any deferred tax asset related to prequasi-reorganization tax loss carry forwards. Tax benefits resulting from such tax loss carry forwards of approximately $20,100 for federal purposes will be reflected in the financial statements as credits to additional paid-in capital rather than as reductions in current income tax expense, when and if recognized. The change in the valuation allowance was $133 in 1998 and $274 in 1997.

As of December 31, 1998, the Company has Federal net operating loss carry forwards of approximately $20,600 expiring through 2011.



                           DOVER INVESTMENTS CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1998 and 1997
                       (in thousands except share amounts)


NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. These assets and liabilities consist of cash, notes receivable and long-term debt. The balance sheet carrying amounts of cash, notes receivable and debt approximate the estimated fair values.


NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE

At December 31, 1998, the Company had three stock-based compensation plans. Two of the plans are primarily for employees and the other is for non employed Directors. The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the plans. No compensation costs have been recognized for the plans.

STOCK OPTION PLAN FOR EMPLOYEES

Under the Amended and Restated 1982 Stock Option Plan, options granted in
1992 to purchase 300 shares Class A Common Stock at $1.50 per share are outstanding at December 31, 1998. The options become exercisable over 5 years. The options terminate upon the earliest of (a) thirty days after the date of cessation of employment, (b) one year after an optionee's death or (c) ten years after the date such options were granted.

Under the 1995 Stock Option Plan (the "Plan"), 200,000 shares of Class A Common Stock and 200,000 shares of Class B Common Stock of the Corporation have been reserved for issuance pursuant to the Plan. The aggregate number of shares which may be issued under the Plan shall not exceed 200,000 shares of any combination of shares of Class A Common Stock and Class B
Common Stock.  Awards may be made under the Plan until January 16, 2005.
The exercise price for shares subject to the options granted under the Plan is the fair market value of the shares at the date of grant. The option price per share of a stock option granted to a person who, on the date of such grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company shall be not less than 110% of the fair market value on the date that the option is granted. Options granted under the Plan are exercisable in 1/3 increments on each anniversary of the grant date, with full vesting occurring on the third anniversary date. As of December 31, 1998, options for 145,616 shares were outstanding.

The Board of Directors has proposed to increase to 400,000 the number of shares of the Company reserved for issuance upon exercise of stock options granted under the Plan. The plan amendment is subject to stockholder approval.



                           DOVER INVESTMENTS CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1998 and 1997


NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE (continued)

STOCK OPTION PLAN FOR NON EMPLOYED DIRECTORS

The 1990 Stock Option Plan for Non employed Directors (the "Restated Plan"), was restated and approved by stockholders on June 7, 1995. The exercise price for each option granted is the market price of the shares at the date of grant. Options granted under the Restated Plan are exercisable in 50% increments on each anniversary of the grant date, with full vesting occurring on the second anniversary date. All options terminate upon the earliest of
(a) thirty days after an optionee ceases to be a director of the Company for any reason other than death, (b) six months after an optionees death or
(c) ten years after the date such options were granted. The aggregate number of shares which may be issued under the Restated Plan shall not exceed 12,500 shares of Class A Common Stock.

The Restated Plan provides that each director who is not an employee of the Company and has not been an employee of the Company for all or any part of the preceding fiscal year automatically receives options to purchase 1000 shares of Class A Common Stock upon their election or appointment as a director of the Company. Thereafter, every year options to purchase 500 shares of Class A Common Stock (subject to adjustment for recapitalizations, stock splits and similar events) will automatically be granted to such director, provided, however, that such automatic option grants will be made only if the director (a) has served on the Board of Directors for the entire two preceding fiscal years, (b) is not otherwise an employee of the Company or any subsidiaries on the date of grant and (c) has not been an employee of the Company or any subsidiaries for all or any part of the preceding fiscal years. As of December 31, 1998, options for 4,450 shares were outstanding

Had compensation cost for all the plans been determined based on the fair value of the options at the grant dates consistent with the methodology prescribed by FAS 123, the Company's net income and income per share would be reduced to the pro forma amounts indicated below;

                                                       1998            1997

     Net income              As reported            $ 1,410           $ 388
                             Pro forma                1,333             313

     Net Income
        Per share            As reported             $ 1.34          $ 0.39
        assuming dilution    Pro forma                 1.23            0.30





                         DOVER INVESTMENTS CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1998 and 1997


NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected life, five years from the date of grant; stock volatility 34% in 1998 and 88% in 1997; risk free interest rates, 5.5% in 1998 and 6.2% in 1997; no dividends are expected. A summary of the status of the Company's fixed stock plans as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:


                                   1998                    1997
                                     Weighted                Weighted
                                     Average                 Average
                                     Exercise                Exercise
                            Shares   Price          Shares   Price

Outstanding at
 beginning of year         148,366    $ 5.36       108,750     $ 5.63
Granted                     56,500     10.20        77,000       4.96
Canceled                       -         -          (2,250)      4.16
Exercised                  (59,250)     5.49       (35,134)      5.76
Outstanding at
 ending of year            145,616      7.17       148,366       5.36

Options exercisable
 at year end                37,866    $ 5.68        37,102     $ 5.69

Weighted-average
 fair value of
 options granted
 during the year                      $ 3.60                   $ 3.62

The following information applies to options outstanding at December 31, 1998:


Range of
 exercise prices     $0.70-$1.75  $3.25-$5.875  $6.00-$7.0125  $8.75-$10.3125

Options
 outstanding            1,800        68,623         18,693          56,500
Weighted average
 exercise price        $ 1.35        $ 4.88         $ 6.93          $10.20
Weighted average
 remaining
 contractual life
 (years)                 5.11          3.63           2.64            5.58

Options
 exercisable            1,800        18,040         18,026              -
Weighted average
 exercise price        $ 1.35        $ 4.85         $ 6.95              -

                          DOVER INVESTMENTS CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1998 and 1997


NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE  (continued)

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations.

                               For the Year Ended December 31, 1998

                               Income           Shares           Per Share
                               (Numerator)      (Denominator)    Amount
Basic EPS
Net Income                     $1,410,000       $1,048,930       $ 1.34

Effect of Dilutive Securities
Options                                           38,419
Dilutive EPS
Income available to common
shareholders and assumed
conversions                    $1,410,000        1,087,349       $ 1.30






                                  EXHIBIT INDEX


Exhibit   Description
Number

3.1       Restated Certificate of Incorporation and Restated By-Laws of the
          Company.(4)
10.1      1982 Stock Option Plan.(1)
10.2      Form of Nonqualified Incentive Stock Option Agreement.(1)
10.3      Development Agreement dated November 15, 1991 between
          H. F. Properties, Ltd. and Westco Marina, Inc., as amended.(2)
10.5 Partnership Agreement, Glenbriar Joint Venture, dated January 7, 1994 between GIC Investment Corporation and Westco
          Community Builders.(3)
10.6      Stock Option Plan for Nonemployee Directors.(4)
10.7      Form of Nonqualified Stock Option Agreement as of November
          16, 1994.(5)
10.8      1995 Stock Option Plan.(6)
10.9      Form of Incentive Stock Option Agreement.(7)
10.10     Form of Nonqualified Stock Option Agreement.(8)
10.11     Partnership Agreement, Tracy Residential Venture
          Partners, LLC, dated April 6, 1998 between the
          Company and Westco Community Builders, Inc.(10)
10.12     $3,350,000 Line of Credit Collateralized by a
          Deed of Trust dated October 22, 1998.
10.13     $10,500,000 Promissory Note and Loan Agreement
          Collateralized by a Deed of Trust dated July 22, 1998
22.1      Subsidiaries of the Company.
24.1      Consent of Grant Thornton LLP.
27.1      Financial Data Schedule for the Year Ended December 31, 1998.

___________________

(1) - Incorporated by reference to Exhibit 10.1 in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1991.
(2) - Incorporated by reference to Exhibit 10.4 in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1991.
(3) - Incorporated by reference to Exhibit 10.9 in the Company's Annual Report on Form 10-K for the Year Ended December 31, 1993.
(4) - Incorporated by reference to Exhibit 10.10 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1995.
(5) - Incorporated by reference to Exhibit 10.11 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1995.
(6) - Incorporated by reference to Exhibit 10.12 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1995.
(7) - Incorporated by reference to Exhibit 10.13 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1995
(8) - Incorporated by reference to Exhibit 10.14 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1995.
(9) - Incorporated by reference to Exhibit 10.15 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1998.