Form 10QSB
period 1999-03-31
DOVER INVESTMENTS CORP
filed 1999-05-07
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB
(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1999

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to

Commission file number     1-8631

                          Dover Investments Corporation
          (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                             94-1712121
(State or Other Jurisdiction                 (I.R.S. Employer
of Incorporation or Organization)            Identification No.)

            100 Spear Street, Suite 520, San Francisco, CA     94105
               (Address of Principal Executive Offices)     (Zip Code)

                               (415) 777-0414
                        (Issuer's Telephone Number)



(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Check whether the issuer   (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999, were as follows:

Class A Common Stock, $.01 par value    747,998 Shares of Common Stock
Class B Common Stock, $.01 par value    315,577 Shares of Common Stock

              Transitional Small Business Disclosure Format
                              (Check one):
                             Yes    No    X


                  DOVER INVESTMENTS CORPORATION
                              INDEX


                                                                         Page
                                                                       Number
               PART I    -    FINANCIAL INFORMATION

Item 1.  Financial Statements


         Consolidated Balance Sheets
         as of March 31, 1999 and December 31, 1998........................ 3

         Consolidated Statements of Operations
         for the Three Months Ended March 31, 1999 and 1998................ 4

         Consolidated Statement of Stockholders'
         Equity for the Three Months Ended March 31, 1999.................. 5

         Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1999 and 1998................ 6

         Notes to Consolidated Financial Statements........................ 7

Item 2.    Management's Discussion and Analysis or Plan of Operation....... 8

               PART II    -   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form  8-K............................. 10


         Signatures ...................................................... 12








          PART I  -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                     DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED BALANCE SHEETS
                  March 31, 1999 and December 31, 1998
                 (in thousands, except share amounts)

                                                     03-31-99        12-31-98
ASSETS
  Cash and Cash Equivalents                          $ 11,387        $  8,622
  Restricted Cash                                         398             394
  Homes Held for Sale                                   2,136           2,136
  Property Held for Development                        19,723          23,302
  Notes Receivable                                      1,428           1,678
  Other Assets                                          1,566           1,335

TOTAL ASSETS                                          $36,638         $37,467

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                2,451           1,800
  Notes Payable                                         8,139          12,650
  Minority Interest in Joint Venture                    1,241             220
  Income Taxes                                            163              -
TOTAL LIABILITIES                                      11,994          14,670

STOCKHOLDERS' EQUITY
  Class A Common Stock, Par Value $.01
  Per Share -- Authorized 2,000,000 Shares;
  Issued 806,864 at 3/31/99 and 806,864
  at 12/31/98                                               8               8
  Class B Common Stock, Par Value $.01
  Per Share -- Authorized 1,000,000 Shares;
  Issued 320,137 at 3/31/99 and 320,137
  at 12/31/98                                               3               3
  Additional Paid-In Capital                           20,895          20,441
  Retained Earnings from January 1, 1993                4,069           2,682
  Treasury Stock (58,866 at 3/31/99 and
  60,066 at 12/31/98 of Class A Common Stock
  and 4,560 of Class B Common Stock.                     (331)           (337)
  TOTAL STOCKHOLDERS' EQUITY                           24,644          22,797

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $36,638         $37,467

     See accompanying Notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended March 31, 1999 and 1998
                       (in thousands, except share amounts)

                                                        Three Months Ended
                                                             March 31,

                                                       1999             1998

Home Sales                                          $15,860          $ 3,115
Lot Sales                                             1,107               -
     Total Sales                                     16,967            3,115

Cost of Homes Sold                                  $12,120          $ 2,589
Cost of Lot Sales                                       864               -
     Total Cost of Sales                             12,984            2,589

Minority Interest in Joint Ventures                   1,021               -

     GROSS PROFIT                                     2,962              526

Selling Expenses                                        706              107
General and Administrative Expenses                     216              141
                                                        922              248

     Operating Income                                 2,040              278
Other Income
Interest Income                                         158               47
     Total Other Income                                 158               47

Income before Income Taxes                            2,198              325

Provision for Income Taxes                              811              130

     NET INCOME                                      $1,387            $ 195

Basic Earnings Per Share                             $ 1.30           $ 0.18
Diluted Earnings per Share                           $ 1.28           $ 0.17


            See accompanying Notes to Consolidated Financial Statements.

                            DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1999
                                  (in thousands)





                                                   Additional              Treasury
                                  Common  Stock    Paid-In      Retained   Stock
                                  Class A Class B  Capital      Earnings   at Cost    Total

Balance at January 1, 1999        $ 8         $ 3  $20,441      $ 2,682    $ (337)    $22,797

Reissuance of Treasury
 Stock                              -           -       (2)          -          6           4

Realization of Prequasi-
 reorganization Net Operating
 Loss Tax Benefits                  -           -      456           -          -         456

Net Income                          -           -       -         1,387         -       1,387

Balance at March 31, 1999         $ 8         $ 3  $20,895      $ 4,069    $ (331)    $24,644



               See accompanying Notes to Consolidated Financial Statements.

                         DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March, 31, 1999 and 1998
                                  (in thousands)


                                                           Three Months
                                                          Ended March 31,


                                                       1999             1998

Cash Flows from Operating Activities:
   Net Income                                       $ 1,387            $ 195
   Reconciliation of Net Income to Net
    Cash Provided by (Used) in Operating
    Activities:
   Minority Interest                                  1,021               21
   Income Taxes                                         163               97
   Tax Benefit of Utilizing Prequasi-
    reorganization Net Operating Losses                 456                -

Changes in Assets and Liabilities:
   Restricted Cash                                       (4)             257
   Property Held for Development                      3,579             (579)
   Other Assets                                        (231)             226
   Notes Receivable                                     250                -
   Accrued Interest and Other
    Liabilities, Net                                    651             (579)
Net Cash Provided by (Used in)
 Operating Activities                                 7,272             (362)
Cash Flows from Financing Activities:
   Net Proceeds from (Repayment of)
    Notes Payable                                    (4,511)            (311)
   Reissuance of  Treasury Stock                          4              326
Net Cash Provided by (Used in)
 Financing Activities                                (4,507)              15

Net Increase (Decrease) in Cash and
 Cash Equivalents                                     2,765             (347)
Cash and Cash Equivalents at
 Beginning of Period                                  8,622            2,660
Cash and Cash Equivalents at
 End of Period                                      $11,387           $2,313



               See accompanying Notes to Consolidated Financial Statements.

                    DOVER INVESTMENTS CORPORATION

                Notes to Consolidated Financial Statements

                              March 31, 1999




1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of March 31, 1999, and December 31, 1998, the related consolidated statements of operations for the three month periods ended
March 31, 1999 and 1998, the consolidated statement of stockholders' equity for the three month period ended March 31, 1999, and consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998, reflect all adjustments (consisting of normal recurring accruals and elimination of significant inter-company transactions and balances) necessary in order to make such financial statements not misleading.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1998 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the quarter ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire year.



2.   NET INCOME PER SHARE

Basic income per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute basic income per share was 1,063,575 at March 31, 1999, and 1,005,994 at March 31, 1998. Diluted income per share took into consideration the outstanding stock options.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's investment in property held for development and homes held for sale decreased by $3,579,000 from its carrying value at December 31, 1998. This decrease resulted primarily from the sale of a higher number of homes in San Leandro, California (the "Marina Vista" property), and the sale of homes and lots in Tracy, California (the "Glenbriar Joint Venture"). For the quarter ended March 31, 1999, the Company closed the sale of thirteen homes at the Marina Vista and thirty two homes and thirty two lots at the Glenbriar Estates project, compared to nine home sales at the Marina Vista and no sales at the Glenbriar Estates project for the same period in 1998.

REAL ESTATE DEVELOPMENT - MARINA VISTA.
At March 31, 1999, the Company is nearing completion of its Marina Vista Development project in San Leandro, California. As of this date, the Company has five model homes, twenty four homes under construction, of which seventeen are sold, and twenty four remaining lots with all lot improvements completed. The market for homes at Marina Vista has been very strong.

REAL ESTATE DEVELOPMENT - GLENBRIAR ESTATES.
The Company continues to develop the Glenbriar Estate Project in Tracy, California, through three entities (the "Developers") that it has formed with Westco Community Builders, Inc. [Glenbriar Joint Venture, a California Partnership ("GJV"), Glenbriar Venture #2, LLC ("GV #2, LLC") and Tracy Residential Venture Partners, LLC ("TRVP")]. At March 31, 1999, the Developers have constructed major infra structure improvements, sold one hundred and eighty unimproved lots to a merchant builder, completed lot improvements on one hundred and sixty lots, commenced construction of single family homes on one hundred and twenty three lots, sold all one hundred and twenty three homes, and closed the sale on sixty one of the one hundred and twenty three homes.
The Developers own unimproved land for an additional one hundred and thirty eight lots and have contracts to purchase approximately four hundred and twenty additional lots. All of the land owned or under contract to purchase by the Developers is covered by a vesting tentative subdivision map and several final subdivision maps have been filed with the City of Tracy for approval. The market for homes built by the Developers has been very strong during 1998 and in the first quarter of 1999. The development of the project during 1999 will depend largely upon the availability of Residential Growth Allocations issued by the City of Tracy and the state of the economy generally in the Bay Area.

REAL ESTATE DEVELOPMENT - HIGHER PRICED HOMES.
During 1997 and 1998, the Company entered into joint ventures to develop three higher priced homes with Westco Community Builders, Inc. In January of 1999, one of the three higher priced homes was sold and closed. Two other homes, both located in Menlo Park, California, are currently under construction with completion scheduled for June and September 1999, respectively.

During the three months ended March 31, 1999, the Company used its liquidity to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves and from revenues from home sales. The Company also obtained construction financing from private sources secured by the homes under construction. The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales, lot sales, and from construction financing when deemed appropriate. The Company believes that it has sufficient cash available to complete the development and construction of the Marina Vista property, as well as pay off the debt discussed below when it becomes due, and make its required contributions to the Glenbriar Joint Ventures.

At March 31, 1999, the Company borrowed a total of $8,139,000, to pay for home construction costs. The loans are secured by lots and homes under construction and will be paid from the proceeds of home and lot sales. The loans bear interest at the rate of prime plus 1.25 percent per annum maturity dates through February 27, 2000. The Company also obtained an $802,000 loan secured by four model homes. The loan bears interest at the rate of 11.25 percent per annum and matures on June 30, 1999.


RESULTS OF OPERATIONS

For the quarter ended March 31, 1999, the Company had net income of $1,387,000, compared to $195,000 for the same period in 1998. The increase resulted from an increase in home sales at the Marina Vista property, the home and lot sales at the Glenbriar Estates project, and the sale of the higher priced home in Los Gatos, California. Total sales for the quarter ended March 31, 1999, were $16,967,000, resulting in a gross profit of $2,962,000, compared to $3,115,000 in sales and a gross profit of $526,000 for the same period in 1998. As a percentage of sales, gross profit in 1999 is similar to 1998.
The market for homes in the San Francisco Bay area has been very strong.

Minority Interest in the first quarter of 1999 increased to $1,241,000, compared to $220,000 at December 31, 1998. The increase in minority interest is attributable to the sale of homes and lots at the Glenbriar Estates project and the sale of the higher priced home located in Los Gatos, California.

The Company expects that the Marina Vista project and the Glenbriar Joint Venture will provide a profit from the sale of homes and lots. Factors such as interest rates and general economic conditions influence the prices at which the Company is able to sell homes. In order to maintain it's market share of new home sales, the Company keeps home prices competitive with other builders of a similar product, in the vicinity of the project.

Interest income in the first quarter of 1999 increased to $158,000 compared to $47,000 in 1998, due to higher cash balances from increased home sales.

For the three months ended March 31, 1999, general and administrative expenses increased by $75,000 from those expenses incurred in the same period in 1998. The increase in general and administrative expenses for the first quarter resulted from an increase in professional fees, salaries and other administrative expenses.

YEAR 2000 DISCLOSURE.   The Company replaced its accounting software with
Solomon IV, which is year 2000 compliant. Personal Computers have been replaced or upgraded and are also compliant. The expense, to become
Year 2000 compliant had no material effect on the Company's financial position or results of operation. The Company believes all joint venture entities and major suppliers are Year 2000 compliant.




PART II   -    OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
          The exhibits listed below are filed with this report.

          Exhibit No.    Description


          10.14          Lease Agreement dated October 1, 1997

          10.15          Sublease Agreement dated October 1, 1997
                          between the Company and Wilfred, Inc.

          27.1           Financial Data Schedule for the Quarter Ended
                          March 31, 1999.

          (b).           Reports on Form 8-K
                         None.





                               EXHIBIT INDEX

Exhibit Number      Description

10.14               Lease Agreement dated October 1, 1997

10.15               Sublease Agreement dated October 1, 1997
                     between the Company and Wilfred, Inc.

27.1                Financial Data Schedule for the Quarter Ended
                     March 31, 1999.






                         SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DOVER INVESTMENTS CORPORATION


Date:  May 7, 1999                 By:  /s/Lawrence Weissberg
                                        Lawrence Weissberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer