Form 10QSB
period 1999-06-30
DOVER INVESTMENTS CORP
filed 1999-07-22
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB
(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

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

                APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999 were as follows:

     Class A Common Stock, $.01 par value    806,633 Shares of Common Stock
     Class B Common Stock, $.01 par value    315,558 Shares of Common Stock

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

Item 1.   Financial Statements

          Consolidated Balance Sheets
          as of June 30, 1999 and December 31, 1998...................... 3

          Consolidated Statements of Operations for the Three
          Months and Six Months Ended June 30, 1999 and 1998......... ... 4

          Consolidated Statement of Stockholders'
          Equity for the Six Months Ended June 30, 1999.................. 5

          Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1999 and 1998................ 6

          Notes to Consolidated Financial Statements..................... 7

Item 2.   Management's Discussion and Analysis or Plan of Operation...... 7

          PART II   -         OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........10

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................10

          Signatures ...................................................12

         PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       DOVER INVESTMENTS CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                    June 30, 1999 and December 31, 1998
                    (in thousands, except share amounts)

                                                   06-30-99          12-31-98
ASSETS
  Cash and Cash Equivalents                        $ 12,418          $  8,622
  Restricted Cash                                       401               394
  Homes Held for Sale                                 2,137             2,136
  Property Held for Development                      19,107            23,302
  Notes Receivable                                    2,559             1,678
  Other Assets                                        1,481             1,335

TOTAL ASSETS                                        $38,103           $37,467

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities            $ 1,918           $ 1,800
  Notes Payable                                       7,799            12,650
  Minority Interest in Joint Venture                  1,557               220
TOTAL LIABILITIES                                    11,274            14,670

STOCKHOLDERS' EQUITY
  Class A Common Stock Par Value, $.01
   Per Share -- Authorized 2,000,000
   Shares; Issued 806,633 at
   6/30/99 and 806,864 at 12/31/98                        8                 8
  Class B Common Stock Par Value, $.01
   Per Share -- Authorized 1,000,000
   Shares; Issued 315,558 at
   6/30/99 and 320,137 at 12/31/98                        3                 3
  Additional Paid-In Capital                         21,212            20,441
  Retained Earnings from January 1, 1993              5,631             2,682
  Treasury Stock (250 at 6/30/99
   and 60,066 at 12/31/98 of Class A
   Common Stock and 4,560 of Class B
   Common Stock.                                        (25)             (337)
  TOTAL STOCKHOLDERS' EQUITY                         26,829            22,797

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $38,103           $37,467

          See accompanying Notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three Months and Six Months Ended June 30, 1999 and 1998
                       (in thousands, except share amounts)

                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                       1999       1998        1999      1998

Home Sales                          $17,103    $ 2,152      $32,963   $ 5,267
Lot Sales                             1,488      2,021        2,595     2,021
     Total Sales                     18,591      4,173       35,558     7,288

Cost of Home Sales                   12,579      1,739       24,699     4,328
Cost of Lot Sales                     1,161      1,653        2,025     1,653
     Total Cost of Sales             13,740      3,392       26,724     5,981

Minority Interest in
   Joint Venture                      1,361          8        2,382         8

           GROSS PROFIT               3,490        773        6,452     1,299

Selling Expenses                        856        175        1,562       282
General and Administrative
   Expenses                             223        180          439       321
                                      1,079        355        2,001       603

           Operating Income           2,411        418        4,451       696

Other Income
Interest                                188         30          346        77
Fees                                     -          32           -         32
           Total Other Income           188         62          346       109

Income before Income Taxes            2,599        480        4,797       805

Provision for Income Taxes            1,037        208        1,848       338

            NET INCOME               $1,562      $ 272       $2,949     $ 467

Basic Earnings Per Share              $1.47      $0.27        $2.77     $0.45
Diluted Earnings Per Share            $1.38      $0.25        $2.61     $0.43

           See accompanying Notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      For the Six Months Ended June 30, 1999
                                  (in thousands)



                                                Additional              Treasury
                             Common  Stock      Paid-In      Retained   Stock
                             Class A  Class B   Capital      Earnings   at Cost   Total

Balance at January 1, 1999   $ 8       $ 3      $20,441      $2,682     $(337)    $22,797

Re-issuance of Treasury
   Stock                     $ -         -           15          -        312         327

Realization of Prequasi-
 reorganization Net
 Operating Loss Tax
 benefits                    $ -         -          756          -         -          756

Net Income                   $ -         -           -        2,949        -        2,949

Balance at June 30, 1999     $ 8       $ 3      $21,212      $5,631     $ (25)    $26,829


           See accompanying Notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998
                                  (in thousands)


                                                            Six Months
                                                           Ended June 30,

                                                          1999           1998

Cash Flows from Operating Activities:
   Net Income                                          $ 2,949          $ 467
   Reconciliation of Net Income  to Net Cash
   Provided by (Used in) Operating Activities:
   Minority Interest                                     1,337            (51)
   Tax Benefit of Utilizing Prequasi-
     reorganization Net Operating Losses                   756            310

Changes in Assets and Liabilities:
   Restricted Cash                                          (7)           413
   Property Held for Development                         4,194         (2,673)
   Other Assets                                           (146)           182
   Notes Receivable                                       (881)            -
   Accrued Interest and Other Liabilities, Net             118            289
     Net Cash Provided by (Used in)
      Operating Activities                               8,320         (1,063)

Cash Flows from Financing Activities:
   (Repayment of) Proceeds from Notes Payable           (4,851)           429
   Re-issuance of Treasury Stock                           327            326
     Net Cash (Used in) Provided by
      Financing Activities                             (4,524)            755

Net Increase (Decrease) in Cash
  and Cash Equivalents                                  3,796            (308)
Cash and Cash Equivalents at Beginning of Period        8,622           2,660
Cash and Cash Equivalents at End of Period            $12,418          $2,352




               See accompanying Notes to Consolidated Financial Statements.


                        DOVER INVESTMENTS CORPORATION

                 Notes to Consolidated Financial Statements

                               June 30, 1999


1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated balance sheets as of June 30, 1999, and December 31, 1998, the related consolidated statements of operations for the three month and six month periods ended June 30, 1999 and 1998, the consolidated statement of stockholders' equity for the six months period ended June 30, 1999, and consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998, reflect all adjustments (consisting of normal recurring accruals and elimination of significant inter-company transactions and balances) necessary in order to make such financial statements not misleading.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these statements should be read in conjunction with the statements and notes thereto included in the Company's 1998 Form 10-KSB and the Notes to the Consolidated Financial Statements, included therein. The results of operations for the three months and six months ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire year.


2.   NET INCOME PER SHARE

Basic income per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B share equivalents used to compute basic income per share was 1,063,946 at June 30, 1999, and 1,026,794 at June 30, 1998. Diluted income per share took into consideration the outstanding stock options.



ITEM 2.   MANAGEMENT'S DISCUSSION AND  ANALYSIS OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1999, the Company's investment in property held for development and homes held for sale decreased by $4,194,000 from its carrying value at December 31, 1998. This decrease resulted primarily from the sale of a higher number of homes in San Leandro, California (the "Marina Vista" property), and the sale of homes and lots in Tracy, California
(the "Glenbriar Joint Venture"). For the quarter ended June 30, 1999, the Company closed the sale of twenty four homes at the Marina Vista and seventy five homes and seventy five lots at the Glenbriar Estates project, compared to fifteen home sales at the Marina Vista and eighty eight lot sales at the Glenbriar Estates project for the same period in 1998.

REAL ESTATE DEVELOPMENT - MARINA VISTA.
At June 30, 1999, the Company is nearing completion of its Marina Vista Development project in San Leandro, California and has twenty four homes under construction. All of the production homes and model homes have been sold.

REAL ESTATE DEVELOPMENT - GLENBRIAR ESTATES.
The Company continues to develop the Glenbriar Estate Project in Tracy, California, through three entities (the "Developers") that it has formed with Westco Community Builders, Inc. [Glenbriar Joint Venture, a California Partnership ("GJV"); Glenbriar Venture #2, LLC ("GV #2, LLC") and Tracy Residential Venture Partners, LLC ("TRVP")]. At June 30, 1999, the Developers have constructed major infra structure improvements, sold one hundred and eighty unimproved lots to a merchant builder, completed lot improvements on one hundred and sixty lots, commenced lot improvements on two hundred and three lots, commenced construction of single family homes on one hundred and forty eight lots, sold all one hundred and forty eight homes, and closed the sale on approximately one hundred and five homes.
The Developers own or have under option, land for an additional three hundred and five lots (approximately). All of the land owned or under contract to purchase by the Developers is covered by a vesting tentative subdivision map and several final subdivision maps have been filed with the City of Tracy for approval. The market for homes built by the Developers has been very strong during 1998 and in the first six months of 1999.
The development of the project during 1999 will depend largely upon the availability of Residential Growth Allocations issued by the City of Tracy and the state of the economy generally in the Bay Area.


REAL ESTATE DEVELOPMENT - HIGHER PRICED HOMES.
During 1997 and 1998, the Company entered into joint ventures to develop three higher priced homes with Westco Community Builders, Inc. In January of 1999, one of the three higher priced homes was sold and closed. Two other homes, both located in Menlo Park, California, are currently under construction with completion scheduled for July and September 1999, respectively.

During the six months ended June 30, 1999, the Company used its liquidity to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves and from revenues from home sales. The Company also obtained construction financing from private sources secured by the homes under construction. The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales, lot sales, and from construction financing when deemed appropriate. The Company believes that it has sufficient cash available to complete the development and construction of the Marina Vista property, as well as pay off the debt discussed below when it becomes due, and make its required contributions to the Glenbriar Joint Ventures.

At June 30, 1999, the Company borrowed a total of $7,799,000 to pay for home construction costs. The loans are secured by lots and homes under construction and will be paid from the proceeds of home and lot sales. The loans bear interest at the rate of prime plus 1.25 percent per annum, maturity dates through February 27, 2000. The Company has repaid the $802,000 loan secured by the four model homes, and the lender has released the models from the lien of its Deed of Trust.

RESULTS OF OPERATIONS

For the quarter ended June 30, 1999, the Company had income of $1,562,000, compared to $272,000 for the same period in 1998. For the six months ended June 30, 1999, net income was $2,949,000, compared to $467,000 for the same period in 1998. Total sales for the six months ended June 30, 1999, were $35,558,000, resulting in a gross profit of $6,452,000, compared to $7,288,000 in sales and a gross profit of $1,299,000 for the same period in 1998.

Minority Interest at June 30, 1999 increased to $1,557,000, compared to $220,000 at December 31, 1998. The increase in minority interest is attributable to the sale of homes and lots at the Glenbriar Estates project and the sale of the higher priced home located in Los Gatos, California.

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

Interest income in the second quarter of 1999 increased to $188,000, compared to $30,000 in 1998, due to higher cash balances from increased home sales and notes receivable.

Selling expenses for the period ended June 30, 1999, increased by $1,280,000 compared to the same period in 1998. Selling expenses increased primarily due to increased sales and marketing labor costs and related commission expenses. For the six months ended June 30, 1999, general and administrative expenses increased by $118,000 compared to the same period in 1998. This expense increase resulted from an increase in administrative expenses.


     Year 2000 Disclosure.   The Company replaced its accounting software
with Solomon IV which is year 2000 compliant. Personal Computers have been replaced or upgraded and are also compliant. The expense, to become
Year 2000 compliant had no material effect on the Company's financial position or results of operations. The Company believes all joint venture entities and major suppliers are year 2000 compliant. In the event that these entities are not compliant, it would not impact the Company's operations.



PART II   -    OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    On May 5, 1999, the Company held its annual meeting of stockholders for the purpose of electing directors, ratification and approval of an amendment to the 1995 stock option plan increasing the authorized shares available for option grants and ratifying the appointment of the Company's auditors. All of the Company's nominees were elected directors as follows: Arnold Addison, 696,885 votes for, 4,019 votes against and 45,894 broker non-votes; John Gilbert 2,943,250 votes for, 12,050 votes against and 200,470 broker non-votes; Lawrence Weissberg, 2,943,250 votes for, 12,050 against and 200,470 broker non-votes; and Will C. Wood, 2,943,250 votes for, 12,050 votes against and 200,470 broker non-
          votes.   The proposal to ratify and approve the amendment to the
          1995 stock option plan increasing the authorized shares available for option grants, was approved with 3,140,562 votes for, 26,285 votes against, 100,662 votes abstaining and 635,059 broker non-votes. The proposal to ratify the appointment of Grant Thornton LLP as the Company's independent public accountant for the year ended December 31, 1999, was approved with 3,642,083 votes for, 1,705 votes against, 12,416 votes abstaining and 246,364 broker non-votes.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)    Exhibits
          The exhibits listed below are filed with this report.

          Exhibit No.   Description.

          10.16         1995 Stock Option Plan as amended.

          27.1          Financial Data Schedule for the Quarter Ended
                        June 30, 1999.

          (b)    Reports on Form 8-K.
                 None.




                                EXHIBIT INDEX


Exhibit Number      Description

10.16               1995 Stock Option Plan as amended.

27.1                Financial Data Schedule for the Quarter Ended
                    June 30, 1999.





                         SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DOVER INVESTMENTS CORPORATION


Date: July 22, 1999                By:  /s/Lawrence Weissberg
                                        Lawrence Weissberg
                                        Chairman of the Board, President
                                        and Chief Executive Officer