Form 10QSB
period 1999-09-30
DOVER INVESTMENTS CORP
filed 1999-11-10
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB
(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1999 were as follows:

    Class A Common Stock, $.01 par value    806,894 Shares of Common Stock
    Class B Common Stock, $.01 par value    315,396 Shares of Common Stock

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

Item 1. Financial Statements

        Consolidated Balance Sheets
        as of September 30, 1999 and December 31, 1998.................. 3

        Consolidated Statements of Operations for the Three
        Months and Nine Months Ended September 30, 1999 and 1998........ 4

        Consolidated Statement of Stockholders'
        Equity for the Nine Months Ended September 30, 1999............. 5

        Consolidated Statements of Cash Flows
        for the Nine Months Ended September 30, 1999 and 1998........... 6

        Notes to Consolidated Financial Statements...................... 7

Item 2. Management's Discussion and Analysis or Plan of Operation....... 7

        PART II   -   OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K................................10

        Signatures .....................................................11






         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      DOVER INVESTMENTS CORPORATION

                       CONSOLIDATED BALANCE SHEETS
                 September 30, 1999 and December 31, 1998
                   (in thousands, except share amounts)

                                                     09-30-99       12-31-98
ASSETS
  Cash and Cash Equivalents                          $ 13,516       $  8,622
  Restricted Cash                                         405            394
  Homes Held for Sale                                   1,127          2,136
  Property Held for Development                        17,860         23,302
  Notes Receivable                                      2,646          1,678
  Other Assets                                          1,300          1,335

TOTAL ASSETS                                          $36,854        $37,467

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities              $ 2,535       $  1,800
  Notes Payable                                         3,720         12,650
  Minority Interest in Joint Venture                    1,488            220
TOTAL LIABILITIES                                       7,743         14,670

STOCKHOLDERS' EQUITY
  Class A Common Stock Par Value, $.01
   Per Share -- Authorized 2,000,000
   Shares; Issued 806,894 at
   9/30/99 and 806,864 at 12/31/98                          8              8
  Class B Common Stock Par Value, $.01
   Per Share -- Authorized 1,000,000
   Shares; Issued 315,396 at
   9/30/99 and 320,137 at 12/31/98                          3              3
  Additional Paid-In Capital                           21,811         20,441
  Retained Earnings from January 1, 1993                7,314          2,682
  Treasury Stock (250 at 9/30/99
   and 60,066 at 12/31/98 of Class A
   Common Stock and 4,560 of Class B
   Common Stock)                                          (25)          (337)
  TOTAL STOCKHOLDERS' EQUITY                           29,111         22,797

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $36,854        $37,467

          See accompanying Notes to Consolidated Financial Statements.

                       DOVER INVESTMENTS CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Three Months and Nine Months Ended September 30, 1999 and 1998
                   (in thousands, except share amounts)

                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                        1999       1998       1999       1998

Home Sales                          $ 20,528    $ 5,045    $53,491    $10,312
Lot Sales                              1,280         -       3,875      2,021

     Total Sales                      21,808      5,045     57,366     12,333

Cost of Home Sales                    15,474      4,099     40,173      8,427
Cost of Lot Sales                        998         -       3,023      1,653

     Total Cost of Sales              16,472      4,099     43,196     10,080

Minority Interest in
  Joint Venture                        1,211          1      3,593          9

      GROSS PROFIT                     4,125        945     10,577      2,244

Selling Expenses                       1,40         519      2,968        801
General and Administrative
Expenses                                213         168        652        489
                                      1,619         687      3,620      1,290

      Operating Income                2,506         258      6,957        954

Other Income
Interest                                198          48        544        125
Fees                                     51           -         51         32
      Total Other Income                249          48        595        157

Income before Income Taxes            2,755         306      7,552      1,111
Provision for Income Taxes            1,072         128      2,920        466

      NET INCOME                     $1,683       $ 178     $4,632      $ 645
Basic Earnings Per Share             $ 1.55      $ 0.17     $ 4.28     $ 0.62
Diluted Earnings Per Share           $ 1.52      $ 0.16     $ 4.18     $ 0.59
Weighted Average Number of
  Shares Outstanding:
   Basic:                         1,082,933   1,042,697  1,082,933  1,042,697
   Diluted:                       1,107,907   1,086,799  1,107,907  1,086,799

          See accompanying Notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Nine Months Ended September 30, 1999
                                  (in thousands)


                                                  Additional            Treasury
                               Common   Stock     Paid-In     Retained  Stock
                               Class A  Class B   Capital     Earnings  at Cost   Total

Balance at January 1, 1999      $  8    $  3      $20,441     $ 2,682   $ (337)   $22,797

Re-issuance of Treasury
  Stock                         $  -       -           15          -       312        327

Realization of Prequasi-
reorganization Net Operating
Loss Tax Benefits               $  -       -        1,355          -        -       1,355

Net Income                      $  -       -            -       4,632       -       4,632

Balance at September 30, 1999   $  8    $  3      $21,811      $7,314    $ (25)   $29,111





           See accompanying Notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998
                                  (in thousands)


                                                           Nine Months
                                                       Ended September 30,

                                                        1999            1998

Cash Flows from Operating Activities:
   Net Income                                        $ 4,632          $  645
   Reconciliation of Net Income  to
    Net Cash Provided by (Used in)
    Operating Activities:
   Minority Interest                                   1,268             (34)
   Tax Benefit of Utilizing Prequasi-
    reorganization Net Operating Losses                1,355             410
Changes in Assets and Liabilities:
   Restricted Cash                                       (11)            (14)
   Property Held for Development                       6,451          (4,838)
   Other Assets                                           35            (463)
   Notes Receivable                                     (968)             -
   Accrued Interest and Other
    Liabilities, Net                                     735             405
      Net Cash Provided by (Used in)
       Operating Activities                           13,497          (3,889)

Cash Flows from Financing Activities:
   (Repayment of) Proceeds from
     Notes Payable                                    (8,930)          2,624
   Re-issuance of Treasury Stock                         327             326
   Net Cash (Used in) Provided by
     Financing Activities                             (8,603)          2,950

Net Increase (Decrease) in Cash
  and Cash Equivalents                                 4,894            (939)
Cash and Cash Equivalents at
  Beginning of Period                                  8,622           2,660
Cash and Cash Equivalents at
  End of Period                                      $13,516          $1,721




            See accompanying Notes to Consolidated Financial Statements.


                         DOVER INVESTMENTS CORPORATION

                  Notes to Consolidated Financial Statements

                             September 30, 1999


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders.


2.   NET INCOME PER SHARE

Basic income per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B shares used to compute basic income per share was 1,082,933 at September 30, 1999, and 1,042,697 at September 30, 1998.
Diluted income per share took into consideration the outstanding stock options.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1999, the Company's investment in property held for development and homes held for sale decreased by $6,451,000 from its carrying value at December 31, 1998. This decrease resulted primarily from the sale of a higher number of homes in San Leandro, California (the "Marina Vista" property), and the sale of homes and lots in Tracy, California (the "Glenbriar Joint Venture"). For the quarter ended September 30, 1999, the Company closed the sale of twelve homes at the Marina Vista and thirty six homes and thirty six lots at the Glenbriar Estates projects, compared to fourteen home sales at the Marina Vista and no lot sales at the Glenbriar Estates projects for the same period in 1998.

REAL ESTATE DEVELOPMENT - MARINA VISTA.
At September 30, 1999, the Company is nearing completion of its Marina Vista Development project in San Leandro, California and has the last eleven homes
under construction and they are sold.   All other  homes previously
constructed at Marina Vista, including the model homes, have been sold and closed.

REAL ESTATE DEVELOPMENT - GLENBRIAR ESTATES.
The Company continues to develop the Glenbriar Estate Project in Tracy, California, through four entities (the "Developers") that it has formed with Westco Community Builders, Inc. [Glenbriar Joint Venture, a California Partnership ("GJV"); Glenbriar Venture #2, LLC ("GV #2, LLC"); Tracy Residential Venture Partners, LLC ("TRVP") and Meadowbrook Ventures, LLC
("MV, LLC")]. At September 30, 1999, the Developers have constructed major infra structure improvements, sold one hundred and eighty unimproved lots to a merchant builder, substantially completed lot improvements on approximately three hundred and eighty two lots and a three acre park, constructed six model homes in two model complexes, constructed and closed the sale on approximately one hundred and fifty four homes, commenced construction on approximately thirty four homes of which twenty nine are sold. The Developers own or have under option, land for an additional two hundred and eighty two lots, a twelve acre school site and an eight acre park. All of the land owned or under contract to purchase by the Developers is covered by a vesting
tentative subdivision map.   The market for homes built by the Developers has
been very strong during 1999, however, there are some signs that the market in Tracy may be slowing or at least subject to greater competition from a number of merchant builders for a finite number of home buyers. Future development in Tracy is subject to the availability of Residential Growth Allocations issued by the City of Tracy, which could be affected by the passage of a citizens initiative during the year 2000, and the state of the economy generally in the Bay Area.


REAL ESTATE DEVELOPMENT - HIGHER PRICED HOMES.
During 1997 and 1998, the Company entered into joint ventures to develop three higher priced homes with Westco Community Builders, Inc. Prior to September 30, 1999, two of the three homes had been built, sold and closed. The remaining home was completed, sold and closed in October, 1999.

In September of 1999, the Company entered into joint ventures to develop a fourth higher priced home with Westco Community Builders, Inc. The property is located in Atherton, California, and is scheduled for completion in approximately January of 2001.


During the nine months ended September 30, 1999, the Company used its liquidity to fund expenditures in connection with the Marina Vista property, the Tracy Joint Venture, and its general and administrative expenses.
The Company met its funding requirements primarily from cash reserves and from revenues from home sales. The Company also obtained construction financing from private sources secured by the homes under construction. The Company's primary source of liquidity in the future will continue to be from revenues generated from home sales, lot sales, and from construction financing when deemed appropriate. The Company believes that it has sufficient cash available to complete the development and construction of the Marina Vista property, as well as pay off the debt discussed below when it becomes due, and make its required contributions to the Glenbriar Joint Ventures.

At September 30, 1999, the Company borrowed a total of $3,720,000 to pay for home construction costs. The loans are secured by lots and homes under construction and will be paid from the proceeds of home and lot sales.
The loans bear interest at the rate of prime plus 1.25 percent per annum, maturity dates through February 27, 2000. The Company has repaid the $802,000 loan secured by the four model homes, and the lender has released the models from the lien of its Deed of Trust.


RESULTS OF OPERATIONS

For the quarter ended September 30, 1999, the Company had income of $1,683,000, compared to $178,000 for the same period in 1998. For the nine months ended September 30, 1999, net income was $4,632,000, compared to $645,000 for the same period in 1998. Total sales for the nine months ended September 30, 1999, were $57,366,000, resulting in a gross profit of $10,577,000, compared to $12,333,000 in sales and a gross profit of $2,244,000 for the same period in 1998. The increase resulted primarily from the sale of a higher number of homes at the Marina Vista property, and the sale of homes and lots at the Glenbriar Estates projets.

Minority interest for the quarter ended September 30, 1999 increased to $1,211,000, compared to $1,000 for the same period in 1998. The increase in minority interest is attributable to the sale of homes and lots at the Glenbriar Estates project and the sale of the higher priced homes.

The Company expects that the Marina Vista project and the Glenbriar Joint Ventures will continue to provide a profit from the sale of homes and lots. Factors such as interest rates and general economic conditions influence the prices at which the Company is able to sell homes. In order to maintain its market share of new home sales, the Company keeps home prices competitive with other builders of a similar product in the vicinity of the property.

Interest income in the third quarter of 1999 increased to $198,000, compared to $48,000 in 1998, due to higher cash balances from increased home sales and notes receivable.

Selling expenses for the nine months ended September 30, 1999, increased by $2,167,000 compared to the same period in 1998. Selling expenses increased primarily due to increased sales and marketing, labor costs and related
commission expenses.   For the nine months ended September 30, 1999, general
and administrative expenses increased by $163,000 compared to the same period in 1998. This expense increase resulted from an increase in administrative expenses associated with increased sales volume.


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

          Exhibit No.   Description.

          10.17 Partnership Agreement, Meadowbrook Ventures LLC, dated July 1, 1999 between the Company and Westco Community Builders, Inc.

          27.1          Financial Data Schedule for the Quarter Ended
                        September 30, 1999.


          (b)    Reports on Form 8-K.
                 None.










                         SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DOVER INVESTMENTS CORPORATION


Date: November 10, 1999            By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                           Chairman of the Board, President
                                           and Chief Executive Officer









                              EXHIBIT INDEX


Exhibit Number   Description

10.17 Partnership Agreement, Meadowbrook Ventures LLC, dated July 1, 1999 between the Company and Westco Community Builders, Inc.

27.1             Financial Data Schedule for the Quarter Ended
                 September 30, 1999.