Form 10KSB
period 1999-12-31
DOVER INVESTMENTS CORP
filed 2000-03-28
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB


(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 1999
                                        OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to

                          Commission File Number 1-8631


                          DOVER INVESTMENTS CORPORATION
                 (Name of registrant as specified in its charter)


                    DELAWARE                      94-1712121
       (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        incorporation or organization)

    100 Spear Street, Suite 520, San Francisco, California         94105
          (Address of Principal Executive Offices)              (Zip Code)

                                  (415) 777-0414
                         (Registrant's telephone number)

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   x        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant's revenues for its most recent fiscal year:  $68,481,000.

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the Class A Common Stock and Class B Common Stock as of March 1, 2000, was $12,596,833.

The number of shares outstanding of each of the registrant's classes of Common Stock as of March 1, 2000, were as follows:


          Title                                     Shares Outstanding

     Class A Common Stock ..........................        827,180
     Class B Common Stock ..........................        315,360

Transitional Small Business Disclosure Format
                                              Yes     No  x

                  DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement relating to the registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-KSB.







                     TABLE OF CONTENTS
                                                               Page No.


                                PART I



ITEM 1.       DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . .1

ITEM 2.       DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . .  4

ITEM 3.      LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . 4

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . 4



                                PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER  MATTERS . . . . . . . . . . . . . . . .  . . . . 5

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION . . . . . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 7.      FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . 10

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . 10


                               PART III


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. .11


ITEM 10.     EXECUTIVE COMPENSATION .. . . . . . . . . . . . . . . . . . 11

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .11

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . 11

ITEM 14.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K . . . . . . .  . .  11



APPENDIX A.   CONSOLIDATED FINANCIAL STATEMENTS OF DOVER INVESTMENTS
              CORPORATION AND SUBSIDIARIES, AND REPORT OF
              INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS,
              DECEMBER 31, 1999, 1998 AND 1997



                              PART I


ITEM 1.   DESCRIPTION OF BUSINESS

General

          Dover Investments Corporation (the "Company") engages primarily in residential real estate development. Westco Community Builders, Inc., a California corporation ("WCB"), is primarily responsible for the construction and the development of the real estate.

          The Company and WCB have formed one California general partnership, Glenbriar Joint Venture, and three California limited liability companies, Glenbriar Venture #2, LLC, Tracy Residential Venture Partners, LLC and Meadowbrook Ventures, LLC (collectively, the "Developers"), for development of the Glenbriar Estates project described below, and another limited liability company, South Tracy Industrial Park, LLC ("STIP"), for development of the South Tracy Industrial Park project described below. For each of the above entities the Company contributes the majority of the capital, ranging from 75% to 100%. WCB is paid a fee for managing the construction and development of the real estate. An annual distribution is made to the Company and WCB based upon capital contributed in the range of 10% to 12%. Remaining profits in each entity are split in the range of 50% to75% to the Company and the remainder to WCB, according to the governing agreements.

          The Company has also, together with three other parties, formed a New York limited liability company, SPM, LLC ("SPM"), for development of the Coram Plaza Shopping Center project described below. Capital contributions of 25% are to be made by each member. Distributions to the members will be made according to membership interest.

          In March 2000, the Company's Board of Directors voted to take no action with respect to an unsolicited proposal, set forth in a February 18, 2000 letter from Leeward Investments, LLC, the general partner of Leeward Capital, L.P., a stockholder of the Company, to enter into discussions with the Company regarding a possible acquisition of the outstanding shares of the Company's stock. The Board concluded that any such discussions with Leeward Investments, LLC would be futile and a waste of corporate resources, since Mr. Lawrence Weissberg, as the Company's majority stockholder, had informed the Board that he has no interest in selling his shares of the Company's stock.


Real Estate Development

          Below is a summary of the Company's major real estate development activities during 1999.

MARINA VISTA.

          During 1999, the Company nearly completed development of its Marina Vista project in San Leandro, California. On February 8, 2000, the sale of the last home at Marina Vista closed.

GLENBRIAR ESTATES.

          The Company, through the Developers, continued to develop the Glenbriar Estates project in Tracy, California. The Developers closed the sale of 121 homes and the sale of 121 lots during 1999.

          All of the land owned by the Developers is covered by either vesting tentative subdivision maps or final subdivision maps. The Developers are currently building two product types of homes at Glenbriar Estates, the Glenbrook Subdivision and the Meadowbrook Subdivision. The market for homes built by the Developers was very strong during 1999. Future development in Tracy is subject to the availability of residential growth allocations issued by the City of Tracy, which could be negatively affected by the passage of a citizens initiative during the year 2000, reduced availability of water or waste water capacity, and the state of the economy generally in the Bay Area.

HIGHER PRICED HOMES.

          During 1997 and 1998, the Company entered into joint ventures with WCB to develop three higher priced homes, that is, homes with a selling price of over two million dollars. Construction of the three homes was completed, and the homes were sold, during 1999.

          In September of 1999, the Company entered into a joint venture to develop a fourth higher priced home with WCB. The property is located in Atherton, California, and construction is scheduled for completion in approximately January 2001.

SOUTH TRACY INDUSTRIAL PARK

          In 1999 the Company, through STIP, entered into an agreement to purchase and develop for industrial use approximately fifty acres of industrial property in the southern part of the City of Tracy. The South Tracy property currently is zoned industrial. A tentative subdivision map has been approved by the City of Tracy, and approval of a final subdivision map is pending. The Company expects that site improvements will commence in the spring of 2000 and that development will continue for several years.

CORAM PLAZA SHOPPING CENTER, CORAM, NEW YORK

          SPM has entered into an agreement to purchase property, with buildings and improvements, located in the Coram Plaza Shopping Center, in Coram, New York and intends to develop the property for commercial use.

Competitive Position of the Company

          The development and sale of residential properties is highly competitive, and the Company competes with numerous national, regional and local builders primarily on the basis of price, location, design, reputation, quality and amenities. In addition, the Company competes with other housing alternatives including existing homes and rental housing. Although the Company believes that it competes effectively with respect to each of these factors, there can be no assurance that the Company will maintain its competitive position against current and potential competitors.


Homebuilding Industry

          The homebuilding industry is cyclical and is affected by changes in general and local economic and other conditions including employment levels, demographic considerations, availability of financing, interest rate levels, federal income tax provisions, consumer confidence and housing demand. In addition, homebuilders are subject to various risks, many of them outside of the control of the homebuilder, including availability and cost of land, availability and cost of materials and labor, weather conditions, delays in construction schedules, cost overruns, changes in government regulations and increases in property taxes and other local government fees. Net orders often vary on a seasonal basis, with the lowest order activity typically occurring in the winter months.

Government Regulation and Environmental Matters

          The homebuilding industry is subject to various federal, state and local laws, ordinances, rules and regulations concerning zoning, building design, construction and similar matters. The operations of the Company are also affected by environmental laws and regulations, including regulations pertaining to availability of water, municipal sewage treatment capacity, land use, protection of endangered species and population density. Compliance with these laws and regulations may result in delays and may cause the Company to incur substantial costs.

          Various permits and approvals are required to complete the Company's real estate developments. The ability of the Company to obtain such permits and approvals is often beyond the Company's control. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved property acquired for the purpose of development and can delay the timing of the closing of its sales. In addition, the continued effectiveness of permits already granted is subject to changes in policies, rules and regulations and their interpretation and application.

Backlog

          The Company has a backlog of homes and lots for which it has entered into sales contracts but which it has not yet delivered. The Company's backlog at December 31, 1999 was approximately thirty six-homes and twenty-five lots at an aggregate price of approximately $11,750,000. As the Company's sales contracts are subject to certain conditions being satisfied and generally may be cancelled by the customer in the event mortgage financing is unobtainable within a specified period of time, no assurances can be given that homes and lots subject to pending sales contracts will result in closings.

Employees

          The Company currently has six full-time employees, all of whom work at the Company's executive offices in San Francisco.

Executive Officers of the Company

          The following is information with respect to the executive officer of the Company who is not also a director of the Company:

          Erika Kleczek - Ms. Kleczek, age 57, has served as the Company's Principal Financial Officer since January 1997 and as the Company's Secretary and Treasurer since February 1991. Ms. Kleczek served in various managerial positions for the Company and Homestead Savings and Loan Association, a former subsidiary of the Company, from June 1983 to February 1991.


ITEM 2.   DESCRIPTION OF PROPERTY

          The Company leases its executive office space in San Francisco, California under a lease that commenced on October 1, 1997 and ends on September 30, 2002, with an option to extend for an additional period of five years.

          See "DESCRIPTION OF BUSINESS" above for a discussion of the Company's investments in real estate. Although the Company engages primarily in residential real estate development, the Company may also invest in other types of real estate. There is no limitation on the percentage of the Company's assets that may be invested in any one investment or type of investment. The Company primarily acquires assets for capital gain.


ITEM 3.   LEGAL PROCEEDINGS

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


                              PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


Market Information

          Shares of the Company's Class A Common Stock and Class B Common Stock are currently traded on the NASD OTC Bulletin Board under the symbols DOVR-A and DOVR-B, respectively.

          The high and low bid information for 1999 and 1998 are as reported on the National Quotation Bureau Pink Sheets. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                              CLASS A COMMON STOCK

                                           High              Low

Fiscal 1999 Quarter Ended:
      March 31                            9.000            7.500
      June 30                             9.750            8.250
      September 30                       11.000            9.125
      December 31                        13.375           11.000


Fiscal 1998 Quarter Ended:
      March 31                            9.750            8.125
      June 30                            10.500            9.250
      September 30                       10.500            9.250
      December 31                        10.000            7.250

                                 CLASS B COMMON STOCK

                                           High              Low
Fiscal 1999 Quarter Ended:
      March 31                           11.000            9.000
      June 30                             8.250            8.125
      September 30                       12.500           10.125
      December 31                        13.750           10.750

Fiscal 1998 Quarter Ended:
      March 31                            9.375            7.375
      June 30                            10.875            9.250
      September 30                       11.500            9.750
      December 31                        11.500            9.250


Holders
              As of March 1, 2000, there were 463 stockholders of record of the Class A Common Stock and 142 stockholders of record of the Class B Common Stock.


Dividends

            The Company has not paid dividends on the Class A Common Stock and Class B Common Stock since June 30, 1989 and presently has no intention to pay dividends in the foreseeable future.

            In August 1997 and June 1995, the Company's Board of Directors approved a stock repurchase program under which the Company may, subject to certain requirements, purchase up to 400,000 shares of its Common Stock in the open market. Through December 31, 1999, the Company had repurchased 164,860 shares of Common Stock, at an aggregate purchase price of $895,773. As of December 31, 1999 and 1998, 65,066 and 59,250 shares, respectively, had been reissued pursuant to the Company's stock option plans.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION

            The information set forth below and elsewhere in this Annual Report contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance.
The words "expects", "intends", "believes", "anticipates", "likely" and "will" and similar expressions generally identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including, among others, the risks discussed herein, that could cause actual results and events to differ materially from historical results or those anticipated in the forward-looking statements.

            The following table sets forth certain consolidated financial data for the periods indicated and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in Part II of this Form 10-KSB Annual Report (dollar amounts in thousands, except per share amounts).

Selected Financial Data

                                         Year Ended December 31,
                              1999       1998       1997      1996       1995

Operations:

Total revenues             $68,481    $26,120    $18,921   $10,036     $4,615
Gross profit                11,805      4,839      2,553       880        612
Net income (loss)            4,305      1,410        388      (174)       452
Basic earnings
 (loss) per share            $3.93      $1.34      $0.39    $(0.18)     $0.42
Diluted earnings
 per share                   $3.88      $1.30      $0.38    $(0.18)     $0.42

Financial Position:

Cash and cash
 equivalents               $15,449    $ 8,622    $ 2,660    $  1,438    $ 639
Total assets                44,118     37,467     29,109      26,725   27,967
Total debt                   8,299     12,650      7,063       5,999    8,020
Stockholders' equity        29,936     22,797     20,447      19,096   19,583


Results of Operations for the Years Ended December 31, 1999 and 1998

              The Company had net income of $4,305,000 for the year ended December 31, 1999, compared to $1,410,000 in 1998.

              In the year ended December 31, 1999, the Company closed the sale of 45 homes at the Marina Vista development project, compared to 42
closed home sales in 1998.   At the Glenbriar Estates project, the Company
closed the sale of 121 homes and the sale of 121 lots for the year ended December 31, 1999 compared to 29 homes and 117 lots in 1998. In the year ended December 31, 1999, the Company also closed the sale of three higher priced homes.

              Total sales for the year ended December 31, 1999 were $68,481,000, resulting in a gross profit of $11,805,000 and a gross profit margin of 17.24%, compared to total sales of $26,120,000, resulting in a gross profit of $4,839,000 and a gross profit margin of 18.53%, for the same period in 1998. The increase in sales and gross profit resulted primarily from the sale of a higher number of homes and lots at the Marina Vista and Glenbriar Estates development projects and the sale of the three higher priced homes, increases in sales prices and the strong California residential real estate market in general.

               Minority interest in joint ventures for the year ended
December 31, 1999 increased to $5,370,000, compared to $523,000 for 1998.
The increase in minority interest is attributable to the sale of homes and lots at the Glenbriar Estates project and the sale of the higher priced homes.

               Selling expenses for the year ended December 31, 1999 were $3,560,000, which represents 5.20% of revenues for 1999, compared to $1,593,000, which represents 6.10% of revenues for 1998. The increase in selling expenses was primarily due to increased sales, increased staffing at the development projects and increased marketing and related commission expenses.

               General and administrative expenses for the year ended December 31, 1999 were $1,207,000, compared to $684,000 for 1998, an increase of 76.46% compared to 1998. The increase was primarily due to increased staffing and higher levels of personnel, salary increases and performance based compensation, and increased professional and legal fees.

               Interest income in 1999 increased to $824,000, compared to $231,000 in 1998. The increase is attributable to higher cash balances from increased home sales and interest from notes receivable.

                The Company expects that the development projects will continue to provide a profit from the sale of homes and lots.
See "DESCRIPTION OF BUSINESS - Homebuilding Industry" above for a discussion of general economic conditions and competitive factors that influence the Company's profitability.


Results of Operations for the Years Ended December 31, 1998 and 1997

                The Company had net income of $1,410,000 for the year ended December 31, 1998, compared to $388,000 for the year ended December 31, 1997.

                In the year ended December 31, 1998, the Company closed the sale of 42 homes at the Marina Vista development project, compared to 53 closed homes in 1997. At the Glenbriar Estates project, the Company closed the sale of 29 homes and 117 lots in 1998, compared to 92 lots in 1997.

                Total sales for the year ended December 31, 1998 were $26,120,000, resulting in a gross profit of $4,839,000 and a gross profit margin of 18.53%, compared to total sales of $18,921,000, resulting in a gross profit of $2,553,000 and a gross profit margin of 13.49%, for
1997.   The increase in sales and gross profit resulted primarily from increases in sales prices and the sale of homes and lots at the Marina Vista and Glenbriar Estates projects.

                Minority interest in joint ventures for the year ended December 31, 1998 increased to $523,000, compared to $38,000 for 1997. The increase in minority interest is attributable to the sale of homes and lots at the Glenbriar Estates project.

                Selling expenses for the year ended December 31, 1998 were $1,593,000, which represents 6.10% of revenues for 1998, compared to $1,130,000, which represents 5.97% of revenues for 1997. The increase was primarily due to increased sales and increased marketing and related commission expenses.

                General and administrative expenses for the year ended December 31, 1998 were $684,000, compared to $618,000 for 1997, an increase of 9.65% compared to 1997. The increase was primarily due to increased staffing and higher professional fees and other administrative expenses.

                Interest income in 1998 increased to $231,000, compared to $131,000 in 1997. The increase is attributable to higher cash balances from increased home sales and interest from notes receivable.


Liquidity and Capital Resources

                At December 31, 1999, the Company had total assets of $44,118,000, as compared to total assets of $37,467,000 at December 31, 1998. The cost of the Company's property being developed was $23,385,000 in 1999, compared to $25,438,000 in 1998. Highly liquid assets were $15,858,000 at December 31, 1999, compared to $9,016,000 at December 31, 1998.
                The Company's total liabilities decreased to $14,182,000 at December 31, 1999, compared to $14,670,000 at December 31, 1998. This decrease was attributable primarily to a decrease in notes payable. Notes payable decreased to $8,299,000 in 1999, from $12,650,000, in 1998.

                The increase in additional paid-in capital of $2,522,000 for the year ended December 31, 1999 is due to realization of the tax benefits related to net operating losses incurred prior to the Company's quasi-reorganization in 1993 in the amount of $2,310,000 and the reissuance of treasury stock of $212,000.

                During 1999, the Company's primary liquidity needs were related to funding development costs of the Marina Vista project, the Glenbriar Estates projects and the custom single family homes, repayments of debt in the amount of $4,351,000 and interest payments in the amount of $660,000.

                At December 31, 1999, the Company had an aggregate outstanding balance of $8,299,000 under revolving credit agreements. The loans are secured by lots and homes under construction and will be repaid from the proceeds of home and lot sales. The loans bear interest at the rate of prime plus 0.75% through 1.25% per annum and have various maturity dates.
The Developers exercised an option to purchase land at the Glenbriar Estates and obtained financing of $391,000 secured by the property. The loan bore interest at the rate of 9.0% per annum. A principal repayment of $100,000 was made in 1999 and the remaining balance was repaid on February 26, 2000.

                The Company's primary source of liquidity during 1999 was the proceeds of home and lot sales. The Company may also borrow funds from time to time for development of real estate projects.

Year 2000 Disclosure

                The Company has taken steps to become year 2000 compliant and has experienced no problems with the year 2000 issue. The expense to become year 2000 compliant has had no material effect on the Company's financial position or results of operation.

                The Company believes that its subsidiaries and major suppliers are year 2000 compliant.


ITEM 7.  FINANCIAL STATEMENTS

                 The following consolidated financial statements of the Company, as set forth on the pages indicated, are filed as part of this report.

       Index to Financial Statements

          Report of Independent Certified Public Accountants . . . . . .  A-1

          Consolidated Balance Sheets at December 31, 1999 and 1998. . .  A-2

          Consolidated Statements of Earnings for the Years Ended
             December 31, 1999, 1998 and 1997. . . . . . . . . . . . . .  A-3

          Consolidated Statement of Stockholders' Equity for the
             Years Ended December 31, 1999, 1998 and 1997. . . . . . . .  A-4

          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1999, 1998 and 1997. . . . . . . . . . . . . .  A-5

          Notes to Consolidated Financial Statements at
             December 31, 1999, 1998 and 1997. . . . . . . . . . . . . .  A-6


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


                             PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 1 -- Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 2000 Annual Meeting of Stockholders, except for the information regarding the Company's executive officer who is not also a director of the Company, which is included in "DESCRIPTION OF BUSINESS - Executive Officers of the Company" above.


ITEM 10.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Directors" contained in the Proxy Statement to be used by the Company in connection with its 2000 Annual Meeting of Stockholders.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement to be used by the Company in connection with its 2000 Annual Meeting of Stockholders.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" contained in the Proxy Statement to be used by the Company in connection with its 2000 Annual Meeting of Stockholders.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a) See "FINANCIAL STATEMENTS" above for a list of the financial statements filed as part of this report. The exhibits listed below are filed with or incorporated into this report.

            3.1 Restated Certificate of Incorporation and Restated By-Laws of the Company.(1)
           10.3   Development Agreement dated November 15, 1991 between
                  H. F. Properties, Ltd. and Westco Marina, Inc., as amended.
           10.5 Partnership Agreement, Glenbriar Joint Venture, dated January 7, 1994 between GIC Investment Corporation and Westco Community Builders.
           10.6   Stock Option Plan for Nonemployee Directors.(2)
           10.7   Form of Nonqualified Stock Option Agreement as of
                  November 16, 1994.(3)
           10.8   1995 Stock Option Plan.(4)
           10.9   Form of Incentive Stock Option Agreement.(5)
           10.10  Form of Nonqualified Stock Option Agreement.(6)
           10.11  Partnership Agreement, Tracy Residential Venture
                  Partners, LLC, dated April 6, 1998 between the
                  Company and Westco Community Builders, Inc.(7)
           10.12  $3,350,000 Line of Credit Collateralized by a
                  Deed of Trust dated October 22, 1998.(8)
           10.13  $10,500,000 Promissory Note and Loan Agreement
                  Collateralized by a Deed of Trust dated July 22, 1998.(8)
           10.14  Lease Agreement, dated October 1, 1997. (9)
           10.15 Sublease Agreement, dated October 1, 1997, between the Company and Wilfred, Inc. (9)
           10.16  1995 Stock Option Plan, as amended. (10)
           10.17  Partnership Agreement, Meadowbrook Ventures, LLC. (11)
           10.18  Partnership Agreement, South Tracy Industrial Park, LLC.
           10.19  Partnership Agreement, SPM, LLC.
           21.1   Subsidiaries of the Company.
           27.1   Financial Data Schedule for the Year Ended
                  December 31, 1999.

___________________

          (1) - Incorporated by reference to Exhibit 3.1 in the Company's Annual Report on Form 10-KSB for the Year Ended
                  December 31, 1994.
          (2) - Incorporated by reference to Exhibit 10.10 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended
                  June 30, 1995.
          (3) - Incorporated by reference to Exhibit 10.11 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended
                  June 30, 1995.
          (4) - Incorporated by reference to Exhibit 10.12 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended
                  June 30, 1995.
          (5) - Incorporated by reference to Exhibit 10.13 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended
                  June 30, 1995.
          (6) - Incorporated by reference to Exhibit 10.14 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended
                  June 30, 1995.
          (7) - Incorporated by reference to Exhibit 10.15 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended
                  June 30, 1998.
          (8) - Incorporated by reference to Exhibits 10.12 and 10.13 in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1998.
          (9) - Incorporated by reference to Exhibits 10.14 and 10.15 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 1999.
         (10) - Incorporated by reference to Exhibit 10.16 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended
                  June 30, 1999.
         (11) - Incorporated by reference to Exhibit 10.17 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 1999.

       (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the year ended
            December 31, 1999.

                            SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DOVER INVESTMENTS CORPORATION


Date: March 28 , 2000         By:  /s/ Lawrence Weissberg
                                Lawrence Weissberg
                                Chairman of the Board,
                                President and Chief
                                Executive Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                         Title                    Date


/s/ Arnold Addison                   Director              March 28, 2000
(Arnold Addison)

/s/ John Gilbert                     Director              March 28, 2000
(John Gilbert)

/s/ Erika Kleczek          Secretary, Treasurer and        March 28, 2000
(Erika Kleczek)            Principal Financial Officer

/s/ Lawrence Weissberg     Director, Chairman of the       March 28, 2000
(Lawrence Weissberg)       Board, President and Chief
                           Executive Officer (Principal
                           Executive Officer)

/s/ Will C. Wood                    Director               March 28, 2000
(Will C. Wood)

                            APPENDIX A


                   CONSOLIDATED FINANCIAL STATEMENTS
        AND REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

           DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                  December 31, 1999, 1998 and 1997







               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Dover Investments Corporation

          We have audited the accompanying consolidated balance sheets of Dover Investments Corporation and subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Investments Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



GRANT THORNTON LLP

San Francisco, California
February 25, 2000








                   DOVER INVESTMENTS CORPORATION

                     CONSOLIDATED BALANCE SHEETS
                (in thousands, except share amounts)



                                                        December 31,
ASSETS                                              1999              1998

 Cash and Cash Equivalents                       $15,449           $ 8,622
 Restricted Cash                                     409               394
 Homes Held for Sale                               1,753             2,136
 Property Held for Development                    21,632            23,302
 Notes Receivable                                  3,540             1,678
 Other Assets                                      1,335             1,335
   Total Assets                                  $44,118           $37,467

LIABILITIES AND STOCKHOLDERS' EQUITY
 Accrued Interest and Other Liabilities          $ 3,824           $ 1,800
 Notes Payable                                     8,299            12,650
 Minority Interest in Joint Venture                2,059               220
   Total Liabilities                              14,182            14,670

 Stockholders' Equity
 Class A Common Stock, Par Value, $.01
  Per Share-Authorized 2,000,000 Shares;
  Issued 832,180 Shares in 1999 and
  806,864 Shares in 1998                               8                 8
 Class B Common Stock, Par Value, $.01
  Per Share-Authorized 1,000,000 Shares;
  Issued 319,920 Shares in 1999 and
  320,137 Shares in 1998                               3                 3
 Additional Paid-In Capital                       22,963            20,441
 Retained Earnings from January 1, 1993            6,987             2,682
 Treasury Stock (0 in 1999 and 60,066
  in 1998 of Class A Shares and 4,560
  of Class B Shares in 1999 and 1998)                (25)             (337)

   Total Stockholders' Equity                     29,936            22,797

Total Liabilities and Stockholder's Equity       $44,118           $37,467



       The accompanying notes are an integral part of these statements.

                   DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENTS OF EARNINGS
              (in thousands, except per share amounts)


                                             Year Ended December 31,
                                       1999           1998            1997

Home Sales                          $64,294        $23,095         $16,972
Lot Sales                             4,187          3,025           1,949
   Total Sales                       68,481         26,120          18,921

Cost of Homes Sold                   48,040         18,322          14,969
Cost of Lot Sales                     3,266          2,436           1,361
   Total Cost of Sales               51,306         20,758          16,330
Minority Interest in
 Joint Ventures                       5,370            523              38

   GROSS PROFIT                      11,805          4,839           2,553

Selling Expenses                      3,560          1,593           1,130
General and
 Administrative Expenses              1,207            684             618
Other Expenses                           -             378              -
                                      4,767          2,655           1,748

   Operating Income                   7,038          2,184             805
Other Income
Interest                                824            231             131
Fees                                     51             32              34
   Total Other Income                   875            263             165

Income before Income Taxes            7,913          2,447             970
Provision for Income Taxes            3,608          1,037             582

   NET INCOME                       $ 4,305        $ 1,410          $  388
Basic Earnings Per Share            $  3.93        $  1.34          $ 0.39
Diluted Earnings Per Share          $  3.88        $  1.30          $ 0.38

Weighted Average Number of
 Shares Outstanding:
 Basic:                           1,094,472      1,048,930         999,024
 Diluted:                         1,108,427      1,087,349       1,026,787



         The accompanying notes are an integral part of these statements.

                          DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998 and 1997
                                  (in thousands)


                                                  Additional             Treasury
                                 Common Stock     Paid-In      Retained  Stock
                                 Class A Class B  Capital      Earnings  at Cost    Total
Balance at January 1, 1997       $ 8      $ 3     $19,031      $ 884     $(830)     $19,096

Re-issuance of Treasury
 Stock                             -        -          19          -       184          203
Realization of Prequasi-
 reorganization Net
 Operating
 Loss Tax Benefits                 -        -         760          -         -          760
Net Income                         -        -           -        388         -          388
Balance at December 31, 1997       8        3      19,810      1,272      (646)      20,447

Re-issuance of Treasury
 Stock                             -        -          17          -       309          326
Realization of Prequasi-
 reorganization Net
 Operating
 Loss Tax Benefits                 -        -         614          -         -          614
Net Income                         -                    -      1,410         -        1,410
Balance at December 31, 1998       8        3      20,441      2,682      (337)      22,797

Re-issuance of Treasury
 Stock                             -        -         212          -       312          524
Realization of Prequasi-
 reorganization Net
 Operating
 Loss Tax Benefits                 -        -       2,310          -         -        2,310
Net Income                         -        -          -       4,305         -        4,305
Balance at December 31, 1999     $ 8      $ 3     $22,963     $6,987     $ (25)     $29,936



         The accompanying notes are an integral part of this statement.


                         DOVER INVESTMENTS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                    Year Ended December 31,
                                                 1999        1998        1997

Cash Flows from Operating Activities:
  Net Income                                   $4,305      $1,410        $388
  Reconciliation of Net Income to
  Net Cash Provided by (Used in)
  Operating Activities:
   Income Accruing to Minority Interest         5,370          523         38
   Deferred Taxes                                  -          352        (361)
   Tax Benefit of Utilizing Prequasi-
   reorganization Net Operating Losses          2,310         614         760
Changes in Assets and Liabilities:
   Restricted Cash                                (15)      1,022      (1,291)
   Property Held for Development                1,670      (2,692)      1,072
   Homes Held for Sale                            383        (846)        147
   Other Assets                                    -          418      (2,138)
   Notes Receivable                            (1,862)       (650)         -
   Accrued Interest and Other
   Liabilities, Net                             2,024         427        (117)
Net Cash Provided by (Used in)
   Operating Activities:                       14,185         578      (1,502)

Cash Flows from Financing Activities:
   (Repayment to) Proceeds from
    Minority Interest                          (3,531)       (529)         57
   Proceeds from Notes Payable                 17,725       9,527       6,228
   Repayment of  Notes Payable                (22,076)     (3,940)     (5,164)
   Reissuance of Treasury Stock                   524         326         203
   Net Cash (Used in) Provided by
   Financing Activities                        (7,358)      5,384       1,324

Net Increase (Decrease) in Cash
  and Cash Equivalents                          6,827       5,962        (178)
Cash and Cash Equivalents at
  Beginning of Year                             8,622       2,660       2,838

Cash and Cash Equivalents at
  End of Year                                 $15,449      $8,622      $2,660

Supplemental Cash Flow Activity:
 Cash Paid for Interest                         $ 660       $ 763       $ 617
 Cash Paid for Income Taxes                     $ 805       $ 193       $ 134



        The accompanying notes are an integral part of these statements.

                         DOVER INVESTMENTS CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1999, 1998 and 1997
                               (in thousands, except share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING POLICIES

     Dover Investments Corporation (the "Company") engages primarily in residential real estate development. Westco Community Builders, Inc., a California corporation ("WCB") is primarily responsible for the construction and development of the real estate.

     The Company and WCB have formed one California general partnership, Glenbriar Joint Venture, and three California limited liability companies, Glenbriar Venture #2, LLC, Tracy Residential Venture Partners, LLC and Meadowbrook Ventures, LLC, (collectively, the "Developers"), for development of the Glenbriar Estates project, and another limited liability company, South Tracy Industrial Park, LLC ("STIP"), for development of the South Tracy
Industrial Park project.   For each of the above entities the Company
contributes the majority of the capital, ranging from 75% to 100%. WCB is paid a fee for managing the construction and development of the real estate. An annual distribution is made to the Company and WCB based upon capital contributed in the range of 10% to 12%. Remaining profits in each entity are split in the range of 50% to75% to the Company and the remainder to WCB, according to the governing agreements.

     The Company has also, together with three other parties, formed a New York limited liability company, SPM, LLC ("SPM"), for development of the Coram Plaza Shopping Center project. Capital contributions of 25% are to be made by each member. Distributions to the members will be made according to membership interest.

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



                         DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 1999, 1998 and 1997
                      (in thousands, except share amounts)


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

Income Taxes

     The Company follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and on the expected future tax benefit to be derived from tax loss carry forwards, if any. Additionally, deferred tax items are measured using current tax rates. A valuation allowance is established to reflect the likelihood of realization of deferred tax assets.

Concentrations of Risk

     The Company maintains its cash balances, which exceed federally insured limits, in major financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk or loss. The Company developments are primarily located in Northern California. Any changes to the housing market in this area could affect the Company's operations.

Restricted Cash

     Restricted cash is to be used for certain infrastructure improvements relating to the Marina Vista development and the Glenbriar Estates project.

Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Amounts also include purchased securities, in the amount of $11,427 under agreements to resell
(repurchase agreements) with primary securities dealers. Such repurchase agreements are typically overnight investments and collateralized by mortgage-backed certificates which are held on behalf of the Company by the dealers who arrange the transaction. At December 31, 1999, the weighted average interest rate of such repurchase agreements was 5.61%. The market value of the repurchase agreements approximates cost.

                           DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 199, 1998 and 1997
                       (in thousands, except share amounts)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES (continued)

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE B  - NOTES RECEIVABLE

     During 1999, the Company extended a line of credit of up to $2,635 to Westco Community Builders for the purpose of building single family homes. The line of credit bears an interest rate of Prime (8.50% at December 31, 1999) plus two percent per annum and matures on November 26, 2000, and is collateralized by a Deed of Trust.

     The Company originates loans for the construction of single family homes and disburses the funds on a draw loan basis. These loans bear interest at the rate of Prime (8.50% at December 31, 1999) plus one and three quarter (1.75%) and two (2%) percent per annum and mature in 12 months. The security for these loans are first deeds of trust. These loans are presented to the Company by Dabenica Investment Corporation ("Dabenica"), a licensed California real estate brokerage corporation. For the service, Dabenica earns a brokerage fee of 1.75% to 2%. Said brokerage fees are paid by the borrower. Dabenica is a wholly owned corporation, owned by Mr. Weissberg's son.


NOTE C - NOTES PAYABLE

Notes payable at December 31, are comprised of the following:

                                                         1999            1998
 Notes Payable, maturing June 30, 1999,
   and bearing interest at 11.25% per
   annum collateralized by four
   model homes                                         $   -           $  802
 Notes Payable, maturing February 27, 2000,
   and bearing interest at 9.00% per
   annum collateralized by a Deed of Trust                291             391
 Notes Payable, maturing September 30, 1999,
   and bearing interest at prime (7.75%
   at December 31, 1998) plus 1.5%;
   collateralized by lots                                  -            1,407
 Notes Payable, maturing August 30, 1999,
   and bearing interest at prime (7.75%
   at December 31,1998) plus 1.5%;
   collateralized by a Deed of Trust                       -            1,057
 Notes Payable, maturing July 22, 2000,
   and bearing interest at prime (8.50%
   at December 31,1999) plus 1.25%;
   collateralized by a Deed of Trust                    3,371           4,636


                          DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 1999, 1998 and 1997
                      (in thousands, except share amounts)


NOTE C - NOTES PAYABLE (continued)

 Notes Payable, maturing October 7, 1999,
   and bearing interest at prime (7.75%
   at December 31,1998) plus 1.25%;
   collateralized by a Deed of Trust                      -               246
 Notes Payable, maturing September 15, 2000,
   and bearing interest at prime (8.50%
   at December 31,1999) plus 1.25%;
   collateralized by a Deed of Trust                     620            1,459
 Notes Payable, maturing November 16, 1999,
   and bearing interest at prime (7.75%
   at December 31,1998) plus 1.25%;
   collateralized by a Deed of Trust                      -             2,652
 Notes Payable, maturing March 10, 2000,
   and bearing interest at prime (8.50%
   at December 31,1999) plus 1.00%;
   collateralized by a Deed of Trust                   1,025               -
 Notes Payable, maturing December 14, 2000,
   and bearing interest at prime (8.50%
   at December 31,1999) plus 0.75%;
   collateralized by a Deed of Trust                   1,374               -
 Notes Payable, maturing December 14, 2000,
   and bearing interest at prime (8.50%
   at December 31,1999) plus 0.75%;
   collateralized by a Deed of Trust                   1,618               -

                                                     $ 8,299          $12,650


     Aggregate principal payments of $8,299 are due through December 14, 2000.

     Interest expense in 1999, 1998 and 1997 amounted to $660, $763 and $617, respectively and are capitalized as part of property held for development.

NOTE D - LEASE COMMITMENT

     The Company has an agreement to lease premises that expires on September 30, 2002, with an option to renew for an additional period of five years.
The Company subleases a portion of the premises to a related party. That corporation's share of the lease equals 35% of the total rent and operating costs. Rent and yearly operating cost from the sublease were $46 for 1999 compared to $39 for 1998 and $38 for 1997. A summary of net minimum lease payments is as follows:



                     DOVER INVESTMENTS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      December 31, 1999, 1998 and 1997
                   (in thousands, except share amounts)


NOTE D - LEASE COMMITMENT (continued)

     Years ending December 31,

                    2000         $ 50
                    2001           52
                    2002           39
                    Total        $141

     Rent expenses for the years ended December 31, 1999, 1998 and 1997 totaled $73, $73 and $33, respectively.


NOTE E - INCOME TAXES

     Income tax expenses for the year ended December 31, consists of:

                                     1999          1998           1997
     Current                       $  750        $   71           $181
     Deferred                       2,858           966            401
     Total                         $3,608        $1,037           $582

     In 1993, the Company under went a quasi-reorganization resulting in the elimination of accumulated deficit and a decrease in additional paid-in capital. The future tax benefit of utilization of prequasi-reorganization operating losses are credited to paid-in capital. A tax benefit for 1999, 1998 and 1997 of $2,798, $614 and $760, respectively, for prequasi-reorganization net operating losses has been credited to paid in capital.

     The following is a reconciliation between the federal statutory rate and the effective rate used for the Company's provision for taxes:

                                                 1999        1998       1997
     Tax expense at statutory federal
      income tax rate (34%)                    $2,690       $ 848       $330
     State franchise tax                          467         145         57
     Change in valuation allowance                485         133        193
     Other                                        (34)        (89)         2
     Income tax expense                        $3,608      $1,037       $582

     Net deferred taxes as of  December 31, are as follows:


                          DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 1999, 1998 and1997
                       (in thousands except share amounts)


NOTE E - INCOME TAXES (continued)


                                             1999        1998          1997
     Accrued warranty reserve               $ 128       $ 110          $ 64
     AMT credit carry forward                 634         175           199
     Accrued expenses                          10           5            13
     Other                                      1           -             1
     Capital loss carryover                     -           -            30
     Depreciation                              (2)         (4)           (6)
     Net operating loss carry forward         151         151           355
                                              922         437           656
     Valuation allowance                     (922)       (437)         (304)
     Net deferred tax asset                  $  -        $  -         $ 352


     Statement of Financial Accounting Standards ("SFAS") No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has recorded a valuation allowance for the total amount of deferred tax assets. The deferred tax asset schedule above does not give effect to any deferred tax asset related to prequasi-reorganization tax loss carry forwards. Tax benefits resulting from such tax loss carry forwards of approximately $20,100 for federal purposes will be reflected in the financial statements as credits to additional paid-in capital rather than as reductions in current income tax expense, when and if recognized. The change in the valuation allowance was $485 for 1999, $133 in 1998 and $193 in 1997.

     As of December 31, 1999, the Company has Federal net operating loss carry forwards of approximately $12,500 expiring through 2011.


NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities.
These assets and liabilities consist of cash, notes receivable and long-term debt. The balance sheet carrying amounts of cash, notes receivable and debt approximate the estimated fair values.



                         DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 1999, 1998 and 1997
                       (in thousands except share amounts)


NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE

     At December 31, 1999, the Company had three stock-based compensation plans. Two of the plans are primarily for employees and the other is for non employed Directors. The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the plans. No compensation costs have been recognized for the plans.

STOCK OPTION PLAN FOR EMPLOYEES

     Under the Amended and Restated 1982 Stock Option Plan, options granted in 1992 to purchase 300 shares Class A Common Stock at $1.50 per share are outstanding at December 31, 1999. The options become exercisable over 5 years. The options terminate upon the earliest of (a) thirty days after the date of cessation of employment, (b) one year after an optionee's death or (c) ten years after the date such options were granted.

     Under the 1995 Stock Option Plan (the "Plan"), 400,000 shares of Class A Common Stock and 400,000 shares of Class B Common Stock of the Corporation have been reserved for issuance pursuant to the Plan. The aggregate number of shares which may be issued under the Plan shall not exceed 400,000 shares of any combination of shares of Class A Common Stock and Class B Common Stock. Awards may be made under the Plan until January 16, 2005.

     The exercise price for shares subject to the options granted under the Plan is the fair market value of the shares at the date of grant. The option price per share of a stock option granted to a person who, on the date of such grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company shall be not less than 110% of the fair market value on the date that the option is granted. Options granted under the Plan become exercisable over two and three years at the rate of approximately 50% and 33.333%, each year on each anniversary of the grant date, with full vesting occurring on the second or third anniversary date. As of December 31, 1999, options for 167,800 shares were outstanding.


STOCK OPTION PLAN FOR NON EMPLOYEE DIRECTORS

     The 1990 Stock Option Plan for Non employee Directors (the "Restated Plan"), was restated and approved by stockholders on June 7, 1995. The exercise price for each option granted is the market price of the shares at the date of grant. Options granted under the Restated Plan are exercisable in 50% increments on each anniversary of the grant date, with full vesting occurring on the second anniversary date. All options terminate upon the earliest of (a) thirty days after an optionee ceases to be a director of the Company for any reason other than death, (b) six months after an optionees death or (c) ten years after the date such options were granted. The aggregate number of shares which may be issued under the Restated
Plan shall not exceed 12,500 shares of Class A Common Stock.



                          DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 1999, 1998 and 1997
                       (in thousands, except share amounts)


NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE (continued)


     The Restated Plan provides that each director who is not an employee of the Company and has not been an employee of the Company for all or any part of the preceding fiscal year automatically receives options to purchase
1000 shares of Class A Common Stock upon their election or appointment as a director of the Company. Thereafter, every year options to purchase 500 shares of Class A Common Stock (subject to adjustment for recapitalization, stock splits and similar events) will automatically be granted to such director, provided, however, that such automatic option grants will be made only if the director (a) has served on the Board of Directors for the entire two preceding fiscal years, (b) is not otherwise an employee of the Company or any subsidiaries on the date of grant and (c) has not been an employee of the Company or any subsidiaries for all or any part of the preceding fiscal years. As of December 31, 1999, options for 4,500 shares were outstanding for the directors.

     The Board of Directors has proposed to extend the term of the Plan, under which options may be granted, until September 28, 2004. The plan amendment is subject to stockholder approval.

     Had compensation cost for all the plans been determined based on the fair value of the options at the grant dates consistent with the methodology prescribed by FAS 123, the Company's net income and income per share would be reduced to the pro forma amounts indicated below;


                                                Year Ended December 31,
                                              1999       1998      1997

          Net income:
             As reported                    $4,305     $1,410      $388
             Pro forma                       4,225      1,333       313
          Basic net income per share:
             As reported                     $3.93      $1.34     $0.39
             Pro forma                        3.86       1.27      0.31
          Diluted net income per share:
             As reported                     $3.88      $1.30     $0.38
             Pro forma                        3.81       1.23      0.30

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected life, five years from the date of grant; stock volatility 56% in 1999, 34% in 1998 and 88% in 1997; risk free interest rates, 6.45% in 1999, 5.5% in 1998 and 6.2% in 1997; no dividends are expected.


                         DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1999, 1998 and 1997


NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE (continued)


     A summary of the status of the Company's fixed stock plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                     December 31, 1999  December 31, 1998  December 31, 1997
                              Weighted           Weighted  Weighted
                              Average            Average   Average
                              Exercise           Exercise  Exercise
                     Shares   Price     Shares   Price     Shares       Price
Outstanding at
beginning of year    145,616   $ 7.17   148,366   $ 5.36   108,750     $ 5.63
Granted              111,500    13.04    56,500    10.20    77,000       4.96
Cancelled                -         -         -        -     (2,250)      4.16
Exercised            (84,816)    6.89   (59,250)    5.49   (35,134)      5.76
Outstanding at
 end of year         172,300    11.12   145,616     7.17   148,366       5.36
Options exercisable
at year end            6,217   $ 6.31    37,866   $ 5.68    37,102     $ 5.69
Weighted-average
 fair value of
 options granted
 during the year            $ 8.59           $ 3.60               $ 3.62



     The following information applies to options outstanding at December 31, 1999:


                       Options  Outstanding             Options Exercisable
                Options      Weighted
Range of        Outstanding  Average      Weighted    Options       Weighted
Exercise        at December  Remaining    Average     Exercisable   Average
Prices          31, 1999     Contractual  Exercise    at December   Exercise
                             Life         Price       31,1999       Price
$ 1.50 -  1.75    1,300        4.54        $ 1.60       1,300       $ 1.60
$ 4.50 -  5.88   26,500        3.23        $ 4.97       1,334       $ 5.46
$ 6.32 -  9.50    9,000        6.06        $ 8.76       3,583       $ 8.34
$10.32 - 13.20  135,500        9.08        $12.57          -            -
                172,300                                 6,217



                         DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1999, 1998 and 1997


NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE (continued)

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations.

                                             Year Ended December 31,
                                       1999            1998          1997

Net Income                           $4,305          $1,410          $388

Weighted average common
 shares outstanding               1,094,472       1,048,930       999,024
Additional dilutive common
 share equivalents                   13,955          38,419        27,763

Diluted shares outstanding        1,108,427       1,087,349     1,026,787

Net income per share - basic          $3.93           $1.34         $0.39

Net income per share - diluted        $3.88           $1.30         $0.38






                                  EXHIBIT INDEX


          Exhibit       Description
          Number

           3.1 Restated Certificate of Incorporation and Restated By-Laws of the Company.(1)
          10.3          Development Agreement dated November 15, 1991 between
                        H. F. Properties, Ltd. and Westco Marina, Inc., as amended.
          10.5 Partnership Agreement, Glenbriar Joint Venture, dated January 7, 1994 between GIC Investment Corporation and Westco Community Builders.
          10.6          Stock Option Plan for Nonemployee Directors.(2)
          10.7 Form of Nonqualified Stock Option Agreement as of November 16, 1994.(3)
          10.8          1995 Stock Option Plan.(4)
          10.9          Form of Incentive Stock Option Agreement.(5)
          10.10         Form of Nonqualified Stock Option Agreement.(6)
          10.11 Partnership Agreement, Tracy Residential Venture Partners, LLC, dated April 6, 1998 between the
                        Company and Westco Community Builders, Inc.(7)
          10.12         $3,350,000 Line of Credit Collateralized by a
                        Deed of Trust dated October 22, 1998.(8)
          10.13 $10,500,000 Promissory Note and Loan Agreement Collateralized by a Deed of Trust dated July 22, 1998.(8)
          10.14         Lease Agreement, dated October 1, 1997. (9)
          10.15 Sublease Agreement, dated October 1, 1997, between the Company and Wilfred, Inc. (9)
          10.16         1995 Stock Option Plan, as amended. (10)
          10.17         Partnership Agreement, Meadowbrook Ventures, LLC. (11)
          10.18         Partnership Agreement, South Tracy Industrial
                        Park, LLC.
          10.19         Partnership Agreement, SPM, LLC.
          21.1          Subsidiaries of the Company.
          27.1          Financial Data Schedule for the Year Ended
                        December 31, 1999.

___________________

               (1) - Incorporated by reference to Exhibit 3.1 in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1994.
               (2) - Incorporated by reference to Exhibit 10.10 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1995.
               (3) - Incorporated by reference to Exhibit 10.11 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1995.
               (4) - Incorporated by reference to Exhibit 10.12 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1995.
               (5) - Incorporated by reference to Exhibit 10.13 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1995.
               (6) - Incorporated by reference to Exhibit 10.14 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1995.
               (7) - Incorporated by reference to Exhibit 10.15 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1998.
               (8) -   Incorporated by reference to Exhibits 10.12 and
                       10.13 in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1998.
               (9) - Incorporated by reference to Exhibits 10.14 and 10.15 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 1999.
               (10) - Incorporated by reference to Exhibit 10.16 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1999.
               (11) - Incorporated by reference to Exhibit 10.17 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 1999.

          (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the year ended December 31, 1999.




                                               EXHIBIT   21.1

     SUBSIDIARIES OF THE COMPANY



       Glenbriar Joint Venture                 California General Partnership

       Glenbriar Venture #2, LLC               California LLC

       Tracy Residential Venture
         Partners, LLC                         California LLC

       Meadowbrook Ventures, LLC               California LLC

       South Tracy Industrial Park, LLC        California LLC

       SPM, LLC                                New York LLC