Form 10-Q
period 2000-03-31
DOVER INVESTMENTS CORP
filed 2000-05-10
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q
(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended  March 31, 2000
          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from      to

     Commission file number            1-8631

                     DOVER INVESTMENTS CORPORATION
         (Exact name of registrant as specified in its charter)
          DELAWARE                                94-1712121
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

           100 Spear Street, Suite 520, San Francisco, CA         94105
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

The number of shares outstanding of each of the registrant's classes of Common Stock as of March 31, 2000, were as follows:

                   Title                             Shares Outstanding
   Class A Common Stock, $.01 par value............      828,689
   Class B Common Stock, $.01 par value............      313,851


                  DOVER INVESTMENTS CORPORATION
                              INDEX

                                                                         Page
                                                                       Number
               PART I    -    FINANCIAL INFORMATION
Item 1.    Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 and
          December 31, 1999. . . . . . .. . . . . . . . . . . . . . . . . . .3

         Consolidated Statements of Earnings for the Three Months
          Ended March 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . .4
         Consolidated Statement of Stockholders' Equity for the
          Three Months Ended March 31, 2000 . . . . . . . . . . . . . . . .  5
         Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2000 and 1999. . . . . . . . . . . .  6
         Notes to Consolidated Financial Statements. . . . . . . . . . . . . 7
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS. . . . . . . . . . . . . .  . . . . . . .7
Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK. . . . . . . . . . . . . .  . . . . . . . . . . . . . 10
               PART II    -   OTHER INFORMATION
Item 6.  EXHIBITS AND REPORTS ON FORM  8-K . . . . . . . . . . . . . . .  . 11
         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
         INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . .13


          PART I   -   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                     DOVER INVESTMENTS CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share amounts)


                                                       03-31-00       12-31-99
ASSETS
  Cash and Cash Equivalents                             $15,773       $15,449
  Restricted Cash                                           414           409
  Homes Held for Sale                                     1,792         1,753
  Property Held for Development                          17,475        21,632
  Notes Receivable                                        5,244         3,540
  Other Assets                                            1,443         1,335

         Total Assets                                   $42,141       $44,118

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                  1,112         3,824
  Notes Payable                                           5,742         8,299
  Minority Interest in Joint Venture                      2,735         2,059
         Total Liabilities                                9,589        14,182

Stockholders' Equity
  Class A Common Stock, Par Value $.01
   Per Share -- Authorized 2,000,000 Shares;
   Issued 828,689 Shares at 3/31/00 and
   832,180 at 12/31/99                                        8             8
  Class B Common Stock, Par Value $.01
   Per Share -- Authorized 1,000,000 Shares;
   Issued 313,851 Shares at 3/31/00 and
   319,920 at 12/31/99                                        3             3
  Additional Paid-In Capital                             23,647        22,963
  Retained Earnings from January 1, 1993                  8,919         6,987
  Treasury Stock (0 at 3/31/00 and 12/31/99
   of Class A Shares and 4,560 of Class B
   Shares at 3/31/00 and 12/31/99                           (25)          (25)
         Total Stockholders' Equity                      32,552        29,936

Total Liabilities and Stockholders' Equity              $42,141       $44,118

     See accompanying Notes to Consolidated Financial Statements.

                          DOVER INVESTMENTS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (in thousands, except share amounts)

                                                     Three Months Ended
                                                          March 31,
                                                   2000                 1999
     Home Sales                                  $14,352              $15,860
     Lot Sales                                     1,129                1,107
         Total Sales                              15,481               16,967
     Cost of Homes Sold                            9,820               12,120
     Cost of Lot Sales                               480                  864
         Total Cost of Sales                      10,300               12,984
     Minority Interest in Joint Ventures           1,384                1,021

          GROSS PROFIT                             3,797                2,962

     Selling Expenses                                864                  706
     General and Administrative Expenses             341                  216
                                                   1,205                  922

          Operating Income                         2,592                2,040
     Other Income:
       Interest                                      338                  158
       Fees                                           11                   -
          Total Other Income                         349                  158

     Income before Income Taxes                    2,941                2,198
     Provision for Income Taxes                    1,009                  811

          NET INCOME                              $1,932               $1,387
     Basic Earnings per Share                      $1.69                $1.30
     Diluted Earnings per Share                    $1.62                $1.28
     Weighted Average Number of
      Shares Outstanding:
      Basic:                                   1,142,540            1,063,575
      Diluted:                                 1,189,794            1,087,349

               See accompanying Notes to Consolidated Financial Statements.

                         DOVER INVESTMENTS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2000
                                  (in thousands)
                                                 Additional            Treasury
                               Common   Stock    Paid -In    Retained  Stock
                               Class A  Class B  Capital     Earnings  at Cost    Total
Balance at January 1, 2000      $ 8     $ 3      $22,963     $6,987    $(25)      $29,936
Re-issuance of Treasury
 Stock                            -       -          -          -                             -                       -

Realization of Prequasi-
 reorganization Net Operating
 Loss Tax Benefits                -       -         684         -        -            684

Net Income                        -       -          -       1,932       -          1,932

Balance at March 31, 2000       $ 8     $ 3     $23,647     $8,919     $(25)      $32,552

               See accompanying Notes to Consolidated Financial Statements.


                         DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                       Three Months Ended
                                                              March 31,
                                                         2000            1999
Cash Flows from Operating Activities:
    Net Income                                          $1,932         $1,387
    Reconciliation of Net Income to Net Cash
      Provided by Operating Activities:
     Income Accruing to Minority Interest                1,384          1,021
     Deferred Taxes                                         -             163
     Tax Benefit of Utilizing Prequasi-
      reorganization Net Operating Losses                  684            456
Changes in Assets and Liabilities:
     Restricted Cash                                        (5)            (4)
     Property Held for Development                       4,157          3,579
     Homes Held for Sale                                   (39)            -
     Other Assets                                         (108)          (231)
     Notes Receivable                                   (1,704)           250
     Accrued Interest and Other Liabilities, Net        (2,712)           651
Net Cash Provided by Operating Activities                3,589          7,272

Cash Flows from Financing Activities:
     (Repayment to) Proceeds from
       Minority Interest                                  (708)            -
      Proceeds from Notes Payable                           44            815
      Repayment of Notes Payable                        (2,601)        (5,326)
      Reissuance of  Treasury Stock                         -               4
Net Cash (Used in) Financing Activities                 (3,265)        (4,507)

Net Increase in Cash and Cash Equivalents                  324          2,765
Cash and Cash Equivalents at Beginning of Period        15,449          8,622
Cash and Cash Equivalents at End of Period             $15,773        $11,387
Supplemental Cash Flow Activity:
      Cash Paid for Interest                              $193           $182
      Cash Paid for Taxes                                 $325           $ 50

             See accompanying Notes to Consolidated Financial Statements.

                    DOVER INVESTMENTS CORPORATION

                Notes to Consolidated Financial Statements

                              March 31, 2000

1.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared from the records of Dover Investments Corporation without audit. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.
For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders.

2.   Net Earnings per Share

     Basic earnings per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B shares used to compute basic income per share was 1,142,540 at March 31, 2000, and 1,063,575 at March 31, 1999.
Diluted income per share took into consideration the outstanding stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information set forth below and elsewhere in this document contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. The words "expects", "intends", "believes", "anticipates", "likely" and "will" and similar expressions generally identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including, among others, the risks discussed herein, that could cause actual results and events to differ materially from historical results or those anticipated in the forward-looking statements.

General

     Dover Investments Corporation (the "Company") engages primarily in residential real estate development. Westco Community Builders, Inc., a California corporation ("WCB"), is primarily responsible for the construction and the development of real estate.

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

Real Estate Development

     Below is a summary of the Company's major real estate development activities during the quarter ended March 31, 2000.

Marina Vista

     During the quarter ended March 31, 2000, the Company completed development of its Marina Vista project in San Leandro, California. On February 8, 2000, the sale of the last home at Marina Vista closed.

Glenbriar Estates

     The Company, through joint ventures with WCB, continued to develop the Glenbriar Estates project in Tracy, California. All of the land owned by the joint ventures is covered by either vesting tentative subdivision maps or final subdivision maps. The joint ventures are currently building two product types of homes at Glenbriar Estates, the Glenbrook Subdivision and the Meadowbrook Subdivision. The market for homes at Glenbriar Estates remained strong during the first quarter of 2000. Future development in Tracy is subject to the availability of residential growth allocations issued by the City of Tracy, which could be negatively affected by the passage of a citizens initiative during the year 2000, reduced availability of water or waste water capacity, and the state of the economy generally in the Bay Area.

Higher Priced Homes

     In September of 1999, the Company entered into a joint venture with WCB to develop a higher priced home. The property is located in Atherton, California, and construction is scheduled for completion in approximately January 2001.

South Tracy Industrial Park

     In 1999 the Company, through a joint venture with WCB, entered into an agreement to purchase and develop for industrial use approximately fifty acres of industrial property in the southern part of the City of Tracy.
The South Tracy property currently is zoned industrial. A tentative subdivision map has been approved by the City of Tracy, and approval of a final subdivision map is pending. The Company expects that site improvements will commence in the spring of 2000 and that development will continue for several years.

Coram Plaza Shopping Center, Coram, New York

     In 1999 a limited liability company formed by the Company and three other parties entered into an agreement to purchase property, with buildings and improvements, located in the Coram Plaza Shopping Center, in Coram, New York. The property is intended to be developed for commercial use.

Liquidity and Capital Resources

     During the three months ended March 31, 2000, the Company needed liquid assets primarily to fund expenditures in connection with the Marina Vista project, the Glenbriar Estates project, the higher priced home debt service and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves and from revenues from home and lot sales. The Company also obtained construction financing from private sources secured by the homes under construction.

     The Company's primary sources of liquidity in the future will continue to be cash reserves and revenues generated from the development projects, and construction financing when appropriate.

     At March 31, 2000, the Company had an aggregate outstanding balance of $5,742,000 under its construction loans. These loans will be repaid from the proceeds of home and lot sales. The loans bear interest at the rate of prime plus 0.75% through 1.25% per annum and have various maturity dates.

Results of Operations

     For the quarter ended March 31, 2000, the Company had net income of $1,932,000, compared to $1,387,000 for the same period in 1999.

     For the quarter ended March 31, 2000, the Company closed the sale of the last 8 homes at the Marina Vista project, compared to 13 homes for the same period in 1999. At the Glenbriar Estates project, the Company closed the sale of 27 homes and 27 lots for the period ended March 31, 2000, compared to 32 homes and 32 lots for the same period in 1999.

     Total sales for the quarter ended March 31, 2000 were $15,481,000, resulting in a gross profit of $3,797,000 and a gross profit margin of 24.52%, compared to total sales of $16,967,000, resulting in a gross profit of $2,962,000 and a gross profit margin of 17.46%, for the same period in 1999. The increase in gross profit resulted primarily from an increase in sales prices and the strong California real estate market in general.

     Minority interest in joint ventures for the first quarter of 2000 increased to $1,384,000, compared to $1,021,000 for the same period in 1999. The increase in minority interest is attributable to the sale of homes and lots at the Glenbriar Estates project.

    Selling expenses for the quarter ended March 31, 2000 were $864,000, which represents 5.58% of revenues for that quarter, compared to $706,000, which represents 4.16% of revenues for the same period in 1999. The increase in selling expenses was primarily due to increased staffing at the development projects and increased marketing and related commission expenses.

    General and administrative expenses for the quarter ended March 31, 2000 were $341,000, compared to $216,000 for the same period in 1999, an increase of 57.87%. The increase was primarily due to increased staffing, salary increases, and increased professional and legal fees.

     Interest income for the quarter ended March 31, 2000 increased to $338,000, compared to $158,000 for the same period in 1999. The increase is attributable to higher cash balances, increases in interest rates and increased interest income from notes receivable.

     The Company expects that the development projects will continue to generate profits. Factors such as interest rates and general economic conditions influence the prices at which the Company is able to sell homes and lots and other developed properties.

Year 2000 Disclosure

     The Company has taken steps to become year 2000 compliant and has experienced no problems with the year 2000 issue. The expense, to become Year 2000 compliant had no material effect on the Company's financial position or results of operation. The Company believes that its subsidiaries and major suppliers are year 2000 compliant.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment in high credit quality securities maintained with three financial institutions and the Company's notes payable. The Company's objective in managing its exposure to interest rate changes is to limit the impact of changes on earnings and cash flow and to lower its overall borrowing costs. The Company believes the financial risks associated with these investments and notes are minimal.


PART II   -    OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
          The exhibits listed below are filed with this report.

          Exhibit No.    Description
          27.1           Financial Data Schedule for the Quarter Ended
                         March 31, 2000.

          (b)       Reports on Form 8-K
                    On March 23, 2000, the Company filed a report on Form 8-K dated March 23, 2000, disclosing under Item 5 that the Company had issued a press release announcing the vote by the Board of Directors to take no action with respect to an unsolicited proposal from Leeward Investments, LLC regarding a possible acquisition of the outstanding shares of the Company's stock.


                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DOVER INVESTMENTS CORPORATION

Date:  May 10, 2000                By: /s/Lawrence Weissberg
                                       Lawrence Weissberg
                                       Chairman of the Board, President
                                       and Chief Executive Officer



                               EXHIBIT INDEX

Exhibit Number   Description

  27.1           Financial Data Schedule for the Quarter Ended
                 March 31, 2000.