Form 10-Q
period 2000-06-30
DOVER INVESTMENTS CORP
filed 2000-08-08
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

    For the quarterly period ended  June 30, 2000

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


The number of shares outstanding of each of the registrant's classes of Common Stock as of June 30, 2000, were as follows:

                 Title                              Shares Outstanding

Class A Common Stock, $.01 par value............         828,939
Class B Common Stock, $.01 par value............         318,411



                  DOVER INVESTMENTS CORPORATION
                              INDEX


                                                                         Page
                                                                       Number
               PART I    -    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 2000 and
            December 31, 1999. . . . . . . . . . . . . . . . . . . . . . .  3

           Consolidated Statements of Earnings for the Three Months and
            Six Months Ended June 30, 2000 and 1999 . . . . . . . . . . . . 4

           Consolidated Statement of Stockholders' Equity for the
            Six Months Ended June 30, 2000 . . . . . . . . . . . . . . . .  5

           Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2000 and 1999. . . . . . . . . . . . .6

           Notes to Consolidated Financial Statements. . . . . . . . . . .. 7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS. . . . . . . . . . . . . .  . . . .   7

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK. . . . . . . . . . . . . .  . . . . . . . . .  . . 10


                    PART II    -   OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .. 11

Item 6.    EXHIBITS AND REPORTS ON FORM  8-K . . . . . . . . . . . . . . . 11


           Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .. 12

           INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . 13





          PART I   -   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                     DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share amounts)


                                                   06-30-00          12-31-99
ASSETS
  Cash and Cash Equivalents                         $16,181           $15,449
  Restricted Cash                                       419               409
  Homes Held for Sale                                 1,847             1,753
  Property Held for Development                      17,602            21,632
  Notes Receivable                                    5,917             3,540
  Other Assets                                        1,441             1,335

         Total Assets                               $43,407           $44,118

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                478             3,824
  Notes Payable                                       6,656             8,299
  Minority Interest in Joint Venture                  2,136             2,059
         Total Liabilities                            9,270            14,182

Stockholders' Equity
  Class A Common Stock, Par Value $.01
   Per Share -- Authorized 2,000,000
   Shares; Issued 828,939 Shares
   at 6/30/00 and 832,180 at 12/31/99                     8                 8
  Class B Common Stock, Par Value $.01
   Per Share -- Authorized 1,000,000
   Shares; Issued 318,411 Shares
   at 6/30/00 and 319,920 at 12/31/99                     3                 3
  Additional Paid-In Capital                         24,186            22,963
  Retained Earnings from January 1, 1993              9,965             6,987
  Treasury Stock (0 at 6/30/00
   and 12/31/99 of Class A Shares and
   4,560 of Class B Shares at
   6/30/00 and 12/31/99                                 (25)              (25)
           Total Stockholders' Equity                34,137            29,936

Total Liabilities and Stockholders' Equity          $43,407           $44,118

        See accompanying Notes to Consolidated Financial Statements.


                          DOVER INVESTMENTS CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (in thousands, except share amounts)

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                      2000         1999        2000       1999

Home Sales                         $ 7,992      $17,103     $22,344    $32,963
Lot Sales                            3,387        1,488       4,516      2,595
     Total Sales                    11,379       18,591      26,860     35,558

Cost of Home Sales                   5,889       12,579      15,709     24,699
Cost of Lot Sales                    1,851        1,161       2,331      2,025
     Total Cost of Sales             7,740       13,740      18,040     26,724
Minority Interest in
  Joint Venture                      1,293        1,361       2,677      2,382

     GROSS PROFIT                    2,346        3,490       6,143      6,452

Selling Expenses                       519          856       1,383      1,562
General and Administrative
  Expenses                             271          223         612        439
                                       790        1,079       1,995      2,001

           Operating Income          1,556        2,411       4,148      4,451

Other Income
  Interest                             398          188         736        346
  Fees                                  -            -           11         -
           Total Other Income          398          188         747        346

Income before Income Taxes           1,954        2,599       4,895      4,797
Provision for Income Taxes             908        1,037       1,917      1,848

           NET INCOME               $1,046       $1,562      $2,978     $2,949
Basic Earnings Per Share             $0.92        $1.47       $2.61      $2.77
Diluted Earnings Per Share           $0.89        $1.38       $2.55      $2.61
Weighted Average Number of
    Shares Outstanding:
    Basic:                       1,142,790    1,062,585   1,142,790  1,063,946
    Diluted:                     1,168,960    1,131,884   1,169,075  1,129,885

         See accompanying Notes to Consolidated Financial Statements.


                            DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2000
                                  (in thousands)




                                                       Additional               Treasury
                                    Common  Stock      Paid -In      Retained   Stock
                                   Class A Class B     Capital       Earnings   at Cost    Total

Balance at January 1, 2000         $ 8         $ 3     $22,963       $6,987     $(25)      $29,936

Realization of Prequasi-
 reorganization Net Operating
 Loss Tax Benefits                   -           -       1,223           -         -         1,223

Net Income                           -           -          -          2,978       -         2,978

Balance at June 30, 2000           $ 8         $ 3     $24,186        $9,965    $(25)      $34,137




               See accompanying Notes to Consolidated Financial Statements.

                         DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)


                                                        Six Months Ended
                                                            June 30,
                                                      2000               1999
Cash Flows from Operating Activities:
   Net Income                                       $2,978             $2,949
   Reconciliation of Net Income to Net Cash
     Provided by Operating Activities:
      Income Accruing to Minority Interest           2,677              2,382
      Tax Benefit of Utilizing Prequasi-
       reorganization Net Operating Losses           1,223                756
Changes in Assets and Liabilities:
      Restricted Cash                                  (10)                (7)
      Property Held for Development                  4,030              4,195
      Homes Held for Sale                              (94)                (1)
      Other Assets                                    (106)              (146)
      Notes Receivable                              (2,377)              (881)
      Accrued Interest and Other
       Liabilities, Net                             (3,346)               118
Net Cash Provided by Operating Activities            4,975              9,365

Cash Flows from Financing Activities:
      Payment to Minority Interest                  (2,600)            (1,045)
      Proceeds from Notes Payable                    3,087              6,821
      Payment of Notes Payable                      (4,730)           (11,672)
      Issuance of  Treasury Stock                       -                 327
Net Cash Used in Financing Activities               (4,243)            (5,569)


Net Increase in Cash and Cash Equivalents              732              3,796
Cash and Cash Equivalents at
  Beginning of Period                               15,449              8,622
Cash and Cash Equivalents at
  End of Period                                    $16,181            $12,418
Supplemental Cash Flow Activity:
      Cash Paid for Interest                           $33               $110
      Cash Paid for Taxes                           $1,218               $435


        See accompanying Notes to Consolidated Financial Statements.

                      DOVER INVESTMENTS CORPORATION

               Notes to Consolidated Financial Statements

                             June 30, 2000



1.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared from the records of Dover Investments Corporation without audit. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders.


2.   Net Earnings per Share

     Basic earnings per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B shares used to compute basic income per share was 1,142,790 at June 30, 2000, and 1,063,946 at June 30, 1999.
Diluted income per share took into consideration the outstanding stock options.



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


Real Estate Development

     Below is a summary of the Company's major real estate development activities during the quarter ended June 30, 2000.


Marina Vista

     The Company completed development of its Marina Vista project in San Leandro, California during the quarter ended March 31, 2000.


Glenbriar Estates

     The Company, through joint ventures with WCB, continued to develop the Glenbriar Estates project in Tracy, California. All of the land owned by the joint ventures is covered by either vesting tentative subdivision maps or final subdivision maps. The joint ventures are currently building two product types of homes at Glenbriar Estates, the Glenbrook Subdivision and the Meadowbrook Subdivision. The market for homes at Glenbriar Estates remained strong during the second quarter of 2000. Future development in Tracy is subject to the availability of residential growth allocations issued by the City of Tracy, which could be negatively affected by the passage of a citizens initiative during the year 2000, reduced availability of water or waste water capacity, and the state of the economy generally in the Bay Area.


Higher Priced Homes

     In September of 1999, the Company entered into a joint venture with WCB to develop one higher priced home. The property is located in Atherton, California, and construction is scheduled for completion in approximately January 2001.


South Tracy Industrial Park

     In 1999 the Company, through a joint venture with WCB, entered into an agreement to purchase and develop for industrial use approximately fifty acres of industrial property in the southern part of the City of Tracy.
The South Tracy property currently is zoned industrial. A tentative subdivision map has been approved by the City of Tracy, and approval of a final subdivision map is pending. The Company expects that site improvements will commence in the fourth quarter of 2000 and that development will continue for several years.


Coram Plaza Shopping Center, Coram, New York

     In 1999 a limited liability company formed by the Company and three other parties entered into an agreement to purchase property, with buildings and improvements, located in the Coram Plaza Shopping Center, in Coram, New York. The property is intended to be developed for commercial use.


Liquidity and Capital Resources

     During the three months ended June 30, 2000, the Company used liquid assets primarily to fund expenditures in connection with the Glenbriar Estates project, the higher priced home, debt service and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves and from revenues from home and lot sales.
The Company also obtained construction financing from private sources secured by the homes under construction.

     The Company's primary sources of liquidity in the future will continue to be cash reserves and revenues generated from the development projects, and construction financing when appropriate.

     At June 30, 2000, the Company had an aggregate outstanding balance of $6,656,000 under its construction loans. These loans will be repaid from the proceeds of home and lot sales. The loans bear interest at the rate of prime plus 0.75% through 1.25% per annum and have various maturity dates.


Results of Operations

     For the quarter ended June 30, 2000, the Company had net income of $1,046,000, compared to $1,562,000 for the same period in 1999.

     For the quarter ended June 30, 2000, the Company closed no home sales at the Marina Vista project, compared to 11 homes for the same period in 1999. At the Glenbriar Estates project, the Company closed the sale of 25 homes and 25 lots for the period ended June 30, 2000, compared to 43 homes and 43 lots for the same period in 1999.

     Total sales for the quarter ended June 30, 2000 were $11,379,000, resulting in a gross profit of $2,346,000 and a gross profit margin of 20.62%, compared to total sales of $18,591,000, resulting in a gross profit of $3,490,000 and a gross profit margin of 18.77%, for the same period in 1999. The decrease in gross profit resulted primarily from a decrease in sales of homes and lots for the period.

     Minority interest in joint ventures for the second quarter of 2000 was $1,293,000, compared to $1,361,000 for the same period in 1999. The decrease in minority interest is attributable to the sale of fewer homes and lots at the Glenbriar Estates project.

     Selling expenses for the quarter ended June 30, 2000 were $519,000, which represents 4.56% of revenues for that quarter, compared to $856,000, which represents 4.60% of revenues for the same period in 1999. The decrease in selling expenses was primarily due to decreased sales at the development projects and decreased marketing and related commission expenses.

     General and administrative expenses for the quarter ended June 30, 2000 were $271,000, compared to $223,000 for the same period in 1999, an increase of 21.52%. The increase was primarily due to increased staffing, salary increases, and increased professional and legal fees.

     Interest income for the quarter ended June 30, 2000 was $398,000, compared to $188,000 for the same period in 1999. The increase is attributable to higher cash balances, increases in interest rates and increased interest income from notes receivable.

     The Company expects that the development projects will continue to generate profits. Factors such as interest rates and general economic conditions influence the prices at which the Company is able to sell homes and lots and other developed properties.


Year 2000 Disclosure

     The Company has taken steps to become year 2000 compliant and has experienced no problems with the year 2000 issue. The expense to become Year 2000 compliant had no material effect on the Company's financial position or results of operation. The Company believes that its subsidiaries and major suppliers are year 2000 compliant.


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



PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On May 24, 2000, the Company held its annual meeting of stockholders for the purpose of electing directors, ratifying and approving an amendment to the Stock Option Plan for Nonemployee Directors to extend the date of termination of the plan until September 28, 2004, ratifying the appointment of Grant
          Thornton LLP as the Company's independent public accountant for the year ended December 31, 2000, and considering a stockholder proposal regarding the hiring of an investment banker and listing of shares.

               All of the Company's nominees for directors were elected as follows: Arnold Addison, 718,666 votes for, 64,211 votes against and 45,812 broker non-votes; John Gilbert, 2,922,920 votes for, 123,440 votes against and 92,150 broker non-votes; Lawrence Weissberg, 2,922,920 votes for, 123,440 against and 92,150 broker non-votes; and Will C. Wood, 2,922,920 votes for, 123,440 votes against and 92,150 broker non-votes. The proposal to ratify and approve the amendment to the Stock Option Plan for Nonemployee Directors to extend the date of termination of the plan until September 28, 2004, was approved with 3,609,850 votes for, 200,049 votes against, 19,338 votes abstaining and 137,962 broker non-votes. The proposal to ratify the appointment of Grant Thornton LLP as the Company's independent public accountant for the year ended
          December 31, 2000, was approved with 3,664,532 votes for, 5,292 votes against, 159,413 votes abstaining and 137,962 broker non-votes. The stockholder proposal regarding the hiring of an investment banker and listing of shares was defeated with 285,403 votes for, 2,818,696 votes against, 119,365 votes abstaining and 743,735 broker non-votes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
          The exhibits listed below are filed with or incorporated into this report.

          Exhibit No.    Description

          10.20 Stock Option Plan for Nonemployee Directors as amended and restated. (1)

          27.1           Financial Data Schedule for the Quarter Ended
                         June 30, 2000.

          (b)            Reports on Form 8-K.
                         None.
          _________
          (1) Incorporated by reference to Exhibit A to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.




                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DOVER INVESTMENTS CORPORATION


Date: August 7, 2000               By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                           Chairman of the Board, President
                                            and Chief Executive Officer







                               EXHIBIT INDEX

Exhibit Number    Description

10.20 Stock Option Plan for Nonemployee Directors, as amended and restated. (1)

27.1              Financial Data Schedule for the Quarter Ended
                  June 30, 2000.

_______________

                  (1) Incorporated by reference to Exhibit A to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.