Form 10-Q
period 2000-09-30
DOVER INVESTMENTS CORP
filed 2000-11-07
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q
(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 2000
         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from       to

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

The number of shares outstanding of each of the registrant's classes of Common Stock as of October 25, 2000, were as follows:

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
Item 1.    Financial Statements
           Consolidated Balance Sheets as of September 30, 2000 and
             December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . .3

           Consolidated Statements of Earnings for the Three Months and
             Nine Months Ended September 30, 2000 and 1999 . . . . . . . . ..4

           Consolidated Statement of Stockholders' Equity for the
             Nine Months Ended September 30, 2000 . . . . . . . . . . . . . .5

           Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2000 and 1999. . . . . . . . . .6
           Notes to Consolidated Financial Statements. . . . . . . . . . . . 7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS. . . . . . . . . . . . . .  . . . . . 7

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK. . . . . . . . . . . . . .  . . . . . . . . . . . .10

                   PART II    -   OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM  8-K . . . . . . . . . . . . . . . .11

           Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

           INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . .13


          PART I   -   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         DOVER INVESTMENTS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)


                                                      09-30-00       12-31-99
ASSETS
  Cash and Cash Equivalents                            $17,127        $15,449
  Restricted Cash                                          424            409
  Homes Held for Sale                                    1,847          1,753
  Property Held for Development                         16,721         21,632
  Notes Receivable                                       4,656          3,540
  Other Assets                                           1,054          1,335

         Total Assets                                  $41,829        $44,118
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                   233          3,824
  Notes Payable                                          4,095          8,299
  Minority Interest in Joint Venture                     1,599          2,059
         Total Liabilities                               5,927         14,182

Stockholders' Equity
  Class A Common Stock, Par Value $.01
   Per Share -- Authorized 2,000,000 Shares;
   Issued 828,939 Shares at 9/30/00
   and 827,180 at 12/31/99                                   8              8
  Class B Common Stock, Par Value $.01
   Per Share -- Authorized 1,000,000 Shares;
   Issued 318,411 Shares at 9/30/00
   and 319,920 at 12/31/99                                   3              3
  Additional Paid-In Capital                            24,533         22,963
  Retained Earnings from January 1, 1993                11,383          6,987
  Treasury Stock (0 at 9/30/00 and 12/31/99
    of Class A Shares and  4,560 of Class B
    Shares at 9/30/00 and 12/31/99                         (25)           (25)
        Total Stockholders' Equity                      35,902         29,936

Total Liabilities and Stockholders' Equity             $41,829        $44,118

       See accompanying Notes to Consolidated Financial Statements.

                         DOVER INVESTMENTS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (in thousands, except share amounts)

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                       2000       1999        2000       1999

Home Sales                           $12,513    $20,528      $34,857   $53,491
Lot Sales                              1,102      1,280        5,618     3,875
     Total Sales                      13,615     21,808       40,475    57,366

Cost of Home Sales                     9,071     15,474       24,780    40,173
Cost of Lot Sales                        412        998        2,743     3,023
     Total Cost of Sales               9,483     16,472       27,523    43,196
Minority Interest in Joint Venture     1,394      1,211        4,071     3,593

     GROSS PROFIT                      2,738      4,125        8,881    10,577

Selling Expenses                         605      1,406        1,988     2,968
General and Administrative Expenses      443        213        1,055       652
                                       1,048      1,619        3,043     3,620

     Operating Income                  1,690      2,506        5,838     6,957

Other Income
  Interest                               443        198        1,179       544
  Fees                                    61         51           72        51
      Total Other Income                 504        249        1,251       595

Income before Income Taxes             2,194      2,755        7,089     7,552
Provision for Income Taxes               776      1,072        2,693     2,920

       NET INCOME                     $1,418     $1,683       $4,396    $4,632
Basic Earnings Per Share              $ 1.24     $ 1.55       $ 3.85    $ 4.28
Diluted Earnings Per Share            $ 1.21     $ 1.52       $ 3.76    $ 4.18
Weighted Average Number of
    Shares Outstanding:
    Basic:                         1,142,790  1,082,933    1,142,639 1,082,933
    Diluted:                       1,170,234  1,107,907    1,170,341 1,107,907

           See accompanying Notes to Consolidated Financial Statements.

                        DOVER INVESTMENTS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2000
                                  (in thousands)

                                                     Additional              Treasury
                                  Common   Stock     Paid -In     Retained   Stock
                                  Class A  Class B   Capital      Earnings   at Cost     Total

Balance at January 1, 2000        $ 8       $ 3      $22,963      $ 6,987    $ (25)      $29,936

Realization of Prequasi-
  reorganization Net Operating
  Loss Tax Benefits                 -         -        1,570           -        -          1,570

Net Income                          -         -           -         4,396       -          4,396

Balance at September 30, 2000     $ 8       $ 3      $24,533      $11,383    $ (25)      $35,902

               See accompanying Notes to Consolidated Financial Statements.

                         DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                          Nine Months  Ended
                                                            September 30,
                                                            2000         1999
Cash Flows from Operating Activities:
    Net Income                                            $4,396       $4,632
    Reconciliation of Net Income to Net Cash
      Provided by Operating Activities:
        Income Accruing to Minority Interest               2,012        3,373
        Tax Benefit of Utilizing Prequasi-
         reorganization Net Operating Losses               1,570        1,355
Changes in Assets and Liabilities:
        Restricted Cash                                      (15)         (11)
        Property Held for Development                      4,911        6,451
        Homes Held for Sale                                  (94)          -
        Other Assets                                         281           35
        Notes Receivable                                  (1,116)        (968)
        Accrued Interest and Other Liabilities, Net       (3,591)         735
Net Cash Provided by Operating Activities                  8,354       15,602
Cash Flows from Financing Activities:
        Payment to Minority Interest                      (2,472)      (2,105)
        Proceeds from Notes Payable                       10,904        7,596
        Payment of Notes Payable                         (15,108)     (16,526)
        Issuance of  Treasury Stock                           -           327
Net Cash Used in Financing Activities                     (6,676)     (10,708)
Net Increase in Cash and Cash Equivalents                  1,678        4,894
Cash and Cash Equivalents at Beginning of Period          15,449        8,622
Cash and Cash Equivalents at End of Period               $17,127      $13,516
Supplemental Cash Flow Activity:
        Cash Paid for Interest                               $49         $119
        Cash Paid for Taxes                               $1,593       $1,214

               See accompanying Notes to Consolidated Financial Statements.

                    DOVER INVESTMENTS CORPORATION
                Notes to Consolidated Financial Statements
                            September 30, 2000

1.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared from the records of Dover Investments Corporation without audit. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.
For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders.

2.   Net Earnings per Share

     Basic earnings per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B. Computations are based upon the weighted average number of common shares outstanding. The weighted average number of Class A and Class B shares used to compute basic income per share was 1,142,639 at September 30, 2000, and 1,082,933 at September 30, 1999. Diluted income per share took into consideration the outstanding stock options.

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

Real Estate Development

     Below is a summary of the Company's major real estate development activities during the quarter ended September 30, 2000.

Marina Vista

     The Company completed development of its Marina Vista project in San Leandro, California during the quarter ended March 31, 2000.

Glenbriar Estates

     The Company, through joint ventures with WCB, continued to develop the Glenbriar Estates project in Tracy, California. All of the land owned by the joint ventures is covered by either vesting tentative subdivision maps or final subdivision maps. The joint ventures are currently building two product types of homes at Glenbriar Estates, the Glenbrook Subdivision and the Meadowbrook Subdivision. The market for homes at Glenbriar Estates remained strong during the third quarter of 2000. Future development in Tracy is subject to the availability of residential growth allocations issued by the City of Tracy, which could be negatively affected by the passage of a citizens initiative during the year 2000, reduced availability of water or waste water capacity, and the state of the economy generally in the Bay Area.

Higher Priced Homes

     In September of 1999, the Company entered into a joint venture with WCB to develop one higher priced home. The property is located in Atherton, California, and construction is scheduled for completion in approximately July 2001.

South Tracy Industrial Park

     In 1999 the Company, through a joint venture with WCB, entered into an agreement to purchase and develop for industrial use approximately fifty acres of industrial property in the southern part of the City of Tracy.
The South Tracy property currently is zoned industrial. A tentative subdivision map has been approved by the City of Tracy, and approval of a final subdivision map is pending. The Company expects that site improvements will commence in the fourth quarter of 2000 and that construction of the first two industrial buildings (approximately 30,000 sq. ft. each) will commence in the first quarter of 2001. Development and rental of the industrial park is expected to continue for several years.

Other Properties

     The company in conjunction with WCB has entered into contracts to purchase two additional properties in San Leandro (19 lots) and Novato (20 lots). Both purchase contracts are conditional upon receipt of entitlements prior to close of escrow. Close of escrow is not expected to occur prior to year end.

Coram Plaza Shopping Center, Coram, New York

     In 1999 a limited liability company formed by the Company and three other parties entered into an agreement to purchase property, with buildings and improvements, located in the Coram Plaza Shopping Center, in Coram, New York. The property is intended to be developed for commercial use.

Liquidity and Capital Resources

     During the three months ended September 30, 2000, the Company used liquid assets primarily to fund expenditures in connection with the Glenbriar Estates project, the higher priced home, debt service and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves and from revenues from home and lot sales. The Company also obtained construction financing from private sources secured by the homes under construction.

     The Company's primary sources of liquidity in the future will continue to be cash reserves and revenues generated from the development projects, and construction financing when appropriate.

     At September 30, 2000, the Company had an aggregate outstanding balance of $4,095,000 under its construction loans. These loans will be repaid from the proceeds of home and lot sales. The loans bear interest at the rate of prime plus 0.75% through 1.25% per annum and have various maturity dates.

Results of Operations

     For the quarter ended September 30, 2000, the Company had net income of $1,418,000, compared to $1,683,000 for the same period in 1999.

     For the quarter ended September 30, 2000, the Company closed no home sales at the Marina Vista project, compared to 11 homes for the same period in 1999. At the Glenbriar Estates project, the Company closed the sale of 41 homes and 41 lots for the quarter ended September 30, 2000, compared to 37 homes and 37 lots for the same period in 1999.

     Total sales for the quarter ended September 30, 2000 were $13,615,000, resulting in a gross profit of $2,738,000 and a gross profit margin of 20.11%, compared to total sales of $21,808,000, resulting in a gross profit of $4,125,000 and a gross profit margin of 18.92%, for the same period in 1999. The increase in gross profit resulted primarily from an increase in sales prices and the strong California real estate market in general. The decrease in sales resulted primarily from no home sales at the Marina Vista project and no sales of higher priced homes for the period.

     Minority interest in joint ventures for the third quarter of 2000 was $1,394,000, compared to $1,211,000 for the same period in 1999. The increase in minority interest is attributable to the sale of a larger number of homes and lots at the Glenbriar Estates project.

     Selling expenses for the quarter ended September 30, 2000 were $605,000, which represents 4.44% of revenues for that quarter, compared to $1,406,000, which represents 6.45% of revenues for the same period in 1999. The decrease in selling expenses was primarily due to decreased sales at the development projects and decreased marketing and related commission expenses.

     General and administrative expenses for the quarter ended
September 30, 2000 were $443,000, compared to $213,000 for the same period in 1999, an increase of 107.98%. The increase was primarily due to increased staffing, salary increases, increased professional, legal and printing fees, and the initial funding of the Company's qualified retirement plan.

     Interest income for the quarter ended September 30, 2000 was $443,000, compared to $198,000 for the same period in 1999. The increase is attributable to higher cash balances, increases in interest rates and increased interest income from notes receivable.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
          The exhibits listed below are filed with into this report.

          Exhibit No.    Description
          27.1           Financial Data Schedule for the Quarter Ended
                         September 30, 2000.

          (b)            Reports on Form 8-K.
                         None.



                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DOVER INVESTMENTS CORPORATION

Date: November 7, 2000             By:  /s/Lawrence Weissberg
                                           Lawrence Weissberg
                                   Chairman of the Board, President
                                   and Chief Executive Officer



                         EXHIBIT INDEX

Exhibit Number    Description

27.1              Financial Data Schedule for the Quarter Ended
                  September 30, 2000.