Form 10-K
period 2000-12-31
DOVER INVESTMENTS CORP
filed 2001-03-28
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K


(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended December 31, 2000
                                        OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the Class A Common Stock and Class B Common Stock as of March 1, 2001, was $7,553,554.

The number of shares outstanding of each of the registrant's classes of Common Stock as of March 1, 2001, were as follows:


          Title                                     Shares Outstanding

     Class A Common Stock ..........................        881,987
     Class B Common Stock ..........................        312,851



                  DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement relating to the registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.







                     TABLE OF CONTENTS
                                                                      Page No.

                                PART I



ITEM 1.      BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

ITEM 2.      PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . 5

ITEM 3.      LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . 5

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . 5



                                PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER  MATTERS . . . . . . . . . . . . . . . . . . . . . .5

ITEM 6.      SELECTED FINANCIAL DATA . . . . . . . . . . . . . . .  . . . . .7

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . 9

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . . . .12

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . .12

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . .13


                               PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . .13

ITEM 11.     EXECUTIVE COMPENSATION .. . . . . . . . . . . . . . . . . . . .13

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . .14

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES  AND REPORTS ON
             FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . 14



APPENDIX A.   CONSOLIDATED FINANCIAL STATEMENTS OF DOVER INVESTMENTS
              CORPORATION AND SUBSIDIARIES, AND REPORT OF
              INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS,
              DECEMBER 31, 2000, 1999 AND 1998



                              PART I


ITEM 1.   BUSINESS

General

          Dover Investments Corporation (the "Company") engages primarily in residential real estate development. Westco Community Builders, Inc., a California corporation ("WCB"), is primarily responsible for the construction and the development of the real estate.

          The Company and WCB have formed one California general partnership, Glenbriar Joint Venture, and three California limited liability companies, Glenbriar Venture #2, LLC, Tracy Residential Venture Partners, LLC and Meadowbrook Ventures, LLC (collectively, the "Developers") for development of the Glenbriar Estates project described below, another California limited liability company, South Tracy Industrial Park, LLC ("STIP"), for development of the South Tracy Industrial Park project described below, and another California limited liability company, Halcyon Properties, LLC ("Halcyon") for development of the San Leandro project described below.
For each of the above entities the Company contributes the majority of the capital, ranging from 75% to 100%. WCB is paid a fee for managing the construction and development of the real estate. An annual distribution is made to the Company and WCB based upon capital contributed in the range of 10% to 12%. Remaining profits in each entity are split in the range of 50% to75% to the Company and the remainder to WCB, according to the governing agreements.

          The Company has also, together with three other parties, formed a New York limited liability company, SPM, LLC ("SPM"), for development of the Coram Plaza Shopping Center project described below. Capital Contributions and Distributions to the members are made according to membership interest. Initially, each member had a 25% membership interest. In 2000, the Company and two of the other members of SPM purchased an additional 5% interest each from the fourth member, thereby increasing the membership interest of the three members to 30% each, with the fourth member retaining a 10% membership interest in the company.


Real Estate Development

          Below is a summary of the Company's major real estate development activities during 2000.


MARINA VISTA

          During 2000, the Company completed development of its Marina Vista project in San Leandro, California. On February 8, 2000, the sale of the last home at Marina Vista closed.

GLENBRIAR ESTATES

          In 2000, the Company, through the Developers, continued to develop the Glenbriar Estates project in Tracy, California. The Developers closed the sale of 136 homes and 136 lots during 2000.

          All of the land owned by the Developers is covered by either vesting tentative subdivision maps or final subdivision maps. The Developers are currently building two product types of homes at Glenbriar Estates, the Glenbrook Subdivision and the Meadowbrook Subdivision. The market for homes at Glenbriar Estates remained strong during 2000. In November of 2000, the voters of Tracy passed a "slow growth" initiative which is intended to slow residential development within the City of Tracy. Since the Glenbriar Estates project is subject to vesting tentative subdivision maps or final subdivision maps which predate the effective date of the initiative, the Company does not believe that the initiative applies to the Glenbriar Estates project. However, even assuming that the Company's position is correct, it is likely that the passage of this initiative will at a minimum disrupt the orderly development of residential properties in Tracy, including the remainder of the Glenbriar Estates project. Additionally, reduced availability of water or waste water capacity, and the state of the economy in general in the Bay Area, also create uncertainty about development of Glenbriar Estates project during 2001.

     In addition, in 2000, the Developers sold a portion of the Glenbriar Estates property, after constructing park improvements, to the City of Tracy for use as a park site, and sold another portion of the property to the Jefferson School District for use as part of a school site. Both sales were mandated by the conditions of approval for the Glenbriar Estates subdivision, and were made at fair market value.


HIGHER PRICED HOMES

          In September of 1999, the Company entered into a joint venture with WCB to develop a higher priced home that is, a home with a selling price of over two million dollars. The property is located in Atherton, California, and construction is scheduled for completion in approximately July 2001.


OTHER RESIDENTIAL PROPERTIES

          In January 2001, the Company, through Halcyon, purchased an additional property in San Leandro (19 lots). The Company in conjunction with WCB has entered into a contract to purchase, subject to standard closing conditions an additional property in Novato (20 lots). Close of escrow on the Novato property is expected to occur during the first half of 2001. The Company intends to develop both subdivisions for residential use.


SOUTH TRACY INDUSTRIAL PARK

          In 1999 the Company, through STIP, entered into an agreement to purchase and develop for industrial use approximately fifty acres of industrial property in the southern part of the City of Tracy. The South Tracy property currently is zoned industrial. A tentative subdivision map has been approved by the City of Tracy, and approval of a final subdivision map is pending. Site improvements commenced in the fourth quarter of 2000 and the Company expects that construction of the first two industrial buildings (approximately 30,000 sq. ft. each) will commence in the first quarter of 2001. Development and rental of the industrial park is expected to continue for several years.


CORAM PLAZA SHOPPING CENTER, CORAM, NEW YORK

          In 1999, SPM purchased a property, with buildings and improvements, located in the Coram Plaza Shopping Center, in Coram, New York. SPM intends to develop the property for commercial use. During the fourth quarter of 2000, SPM sold a portion of the property to Home Depot, USA, Inc.
("Home Depot").


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


Backlog

          The Company has a backlog of homes and lots for which it has entered into sales contracts but which it has not yet delivered. The Company's backlog at December 31, 2000 was approximately twenty-nine homes and twenty-nine lots at an aggregate price of approximately $10,008,000. As the Company's sales contracts are subject to certain conditions being satisfied and generally may be cancelled by the customer in the event mortgage financing is unobtainable within a specified period of time, no assurances can be given that homes and lots subject to pending sales contracts will result in closings.

Employees

          The Company currently has eight full-time employees, all of whom work at the Company's executive offices in San Francisco.

Executive Officers of the Company

          The following is information with respect to the executive officer of the Company who is not also a director of the Company:

          Erika Kleczek - Ms. Kleczek, age 58, has served as the Company's Principal Financial Officer since January 1997 and as the Company's Secretary and Treasurer since February 1991. Ms. Kleczek served in various managerial positions for the Company and Homestead Savings and Loan Association, a former subsidiary of the Company, from June 1983 to February 1991.


ITEM 2.   PROPERTIES

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

          The high and low bid information for 2000 and 1999 are as reported on the National Quotation Bureau Pink Sheets. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                  CLASS A COMMON STOCK

                                        High                      Low

Fiscal 2000 Quarter Ended:
       March 31                       16.000                   13.000
       June 30                        13.125                   12.250
       September 30                   13.750                   12.375
       December 31                    12.500                   10.750


Fiscal 1999 Quarter Ended:
       March 31                        9.000                    7.500
       June 30                         9.750                    8.250
       September 30                   11.000                    9.125
       December 31                    13.375                   11.000

                                 CLASS B COMMON STOCK

                                      High                      Low
Fiscal 2000 Quarter Ended:
       March 31                       17.000                   15.000
       June 30                        17.000                   13.000
       September 30                   14.179                   14.000
       December 31                    12.500                    8.500

Fiscal 1999 Quarter Ended:
       March 31                       11.000                    9.000
       June 30                         8.250                    8.125
       September 30                   12.500                   10.125
       December 31                    13.750                   10.750


Holders
               As of March 1, 2001, there were 439 stockholders of record of the Class A Common Stock and 133 stockholders of record of the Class B Common Stock.


Dividends

               The Company has not paid dividends on the Class A Common Stock and Class B Common Stock since June 30, 1989 and presently has no intention to pay dividends in the foreseeable future.

               In August 1997 and June 1995, the Company's Board of Directors approved a stock repurchase program under which the Company may, subject to certain requirements, purchase up to 400,000 shares of its Common Stock in the open market. Through December 31, 2000, the Company had repurchased 164,860 shares of Common Stock, at an aggregate purchase price of $895,773. As of December 31, 2000 and 1999, 0 and 65,066 shares, respectively, had been reissued pursuant to the Company's stock option plans.


ITEM 6.  SELECTED FINANCIAL DATA

               The following table sets forth certain consolidated financial data for the periods indicated and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in Part II of this Form 10-K Annual
Report as well as the sections of our Quarterly Reports Form 10-Q
(dollar amounts in thousands, except per share amounts).


Quarterly Financial Data:

                                           Quarter Ended
                         March 31,    June 30,   September 30,   December 31,
                           2000         2000         2000           2000

Net Sales                 $15,481     $11,379       $13,615        $11,800
Cost of Sales              10,300       7,740         9,483          7,913
Minority Interest
 in Joint Ventures          1,384       1,293         1,394            554
Gross Profit                3,797       2,346         2,738          3,333
Selling Expenses              864         519           605            547
General and
 Administrative
 Expenses                     341         271           443            611
Other Income                  349         398           504            399
Income before
 Income Taxes               2,941       1,954         2,194          2,574
Provision for
 Income Taxes               1,009         908           776          1,653
Net Income                 $1,932      $1,046        $1,418          $ 921
Basic Earnings
 per Share                  $1.69       $0.92         $1.24          $0.80
Diluted Earnings
 per Share                  $1.62       $0.89         $1.21          $0.80
Weighted Average
 Number of Shares
 Outstanding:
 Basic                  1,142,540   1,142,790     1,142,790      1,145,489
 Diluted                1,189,794   1,168,960     1,170,234      1,145,489



                                         Quarter Ended
                          March 31,   June 30,   September 30,   December 31,
                            1999        1999         1999            1999

Net Sales                  $16,967    $18,591       $21,808        $11,115
Cost of Sales               12,984     13,740        16,472          8,110
Minority Interest
 in Joint Ventures           1,021      1,361         1,211          1,777
Gross Profit                 2,962      3,490         4,125          1,228
Selling Expenses               706        856         1,406            592
General and
 Administrative
 Expenses                      216        223           213            555
Other Income                   158        188           249            280
Income before
 Income Taxes                2,198      2,599         2,755            361
Provision for
 Income Taxes                  811      1,037         1,072            688
Net Income (Loss)           $1,387     $1,562        $1,683          $(327)
Basic Earnings
 (Loss) per Share            $1.30      $1.47         $1.55         $(0.29)
Diluted Earnings
 (Loss) per Share            $1.28      $1.38         $1.52         $(0.29)
Weighted Average
 Number of Shares
 Outstanding:
 Basic                   1,063,575   1,062,585    1,082,933      1,094,472
 Diluted                 1,087,349   1,131,884    1,107,907      1,108,427



Annual Financial Data:

               The following table sets forth certain consolidated financial data for the periods indicated and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in Part II of this Form 10-K Annual
Report (dollar amounts in thousands, except per share amounts).


                                           Year Ended December 31,
                                    2000     1999     1998     1997    1996

Statement of Operations Data:

Total revenues                    $52,275  $68,481  $26,120  $18,921  $10,036
Gross profit                       12,214   11,805    4,839    2,553      880
Net income (loss)                   5,317    4,305    1,410      388     (174)
Basic earnings (loss)
  per share                         $4.64    $3.93    $1.34    $0.39   $(0.18)
Diluted earnings (loss)
  per share                         $4.64    $3.88    $1.30    $0.38   $(0.18)



Balance Sheet Data:

Cash and cash equivalents         $20,531  $15,449  $ 8,622  $ 2,660  $ 1,438
Total assets                       43,245   44,118   37,467   29,109   27,725
Total debt                          2,479    8,299   12,650    7,063    5,999
Stockholders' equity               37,737   29,936   22,797   20,447   19,096



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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


Results of Operations for the Years Ended December 31, 2000 and 1999

         The Company had net income of $5,317,000 for the year ended December 31, 2000, compared to $4,305,000 in 1999.

         In the year ended December 31, 2000, the Company closed the sale of 8 homes at the Marina Vista development project, compared to 45 closed home sales in 1999. At the Glenbriar Estates project, the Company closed the sale of 136 homes and the sale of 136 lots for the year ended
December 31, 2000, compared to 121 homes and 121 lots in 1999. In 2000, the Company also closed the sale of a portion of the Glenbriar Estates property to the City of Tracy for the use as a park site, and another portion of the property to the Jefferson School District for use as part of a school site. In the year ended December 31, 2000, the Company did not sell any higher priced homes, compared to the sale of three homes in 1999.

          Total sales for the year ended December 31, 2000 were $52,275,000, resulting in a gross profit of $12,214,000 and a gross profit margin of 23.36%, compared to total sales of $68,481,000, resulting in a gross profit of $11,805,000 and a gross profit margin of 17.24%, for the same period in 1999. The increase in gross profit resulted primarily from increases in sales prices and the strong California real estate market in general. The decrease in sales resulted primarily from decreased sales at the Marina Vista project and the absence of sales of higher priced homes.

           Minority interest in joint ventures for the year ended
December 31, 2000 decreased to $4,625,000, compared to $5,370,000 for 1999.
The decrease in minority interest is attributable to the absence of sales of higher priced homes, which offset increases otherwise resulting from the sale of a larger number of homes and lots at the Glenbriar Estates project.

            Selling expenses for the year ended December 31, 2000 were $2,535,000, which represents 4.85% of revenues for 2000, compared to $3,560,000, which represents 5.20% of revenues for 1999. The decrease in selling expenses was primarily due to decreased sales at the Marina Vista project, decreased staffing at the development projects and decreased marketing and related commission expenses.

            General and administrative expenses for the year ended December 31, 2000 were $1,666,000, compared to $1,207,000 for 1999, an increase of 38.03% compared to 1999. The increase was primarily due to increased staffing and higher levels of personnel, salary increases, increased performance based compensation, the initial funding of the Company's qualified retirement plan, and increased professional and legal fees.

             Interest income in 2000 increased to $1,591,000, compared to $824,000 in 1999. The increase is attributable to increases in interest rates and increased interest from notes receivable.

              The Company expects that the development projects will continue to provide a profit from the sale of homes and lots. See "BUSINESS - Homebuilding Industry" above for a discussion of general economic conditions and competitive factors that influence the Company's profitability.



Results of Operations for the Years Ended December 31, 1999 and 1998

              The Company had net income of $4,305,000 for the year ended December 31, 1999, compared to $1,410,000 for the year ended
December 31, 1998.

              In the year ended December 31, 1999, the Company closed the sale of 45 homes at the Marina Vista development project, compared to 42 closed homes in 1998. At the Glenbriar Estates project, the Company closed the sale of 121 homes and 121 lots in 1999, compared to 29 homes 117 lots in 1998. In the year ended December 31, 1999, the Company also closed the sale of three higher priced homes.

              Total sales for the year ended December 31, 1999 were $68,481,000, resulting in a gross profit of $11,805,000 and a gross profit margin of 17.24%, compared to total sales of $26,120,000, resulting in a gross profit of $4,839,000 and a gross profit margin of 18.53%, for 1998. The increase in sales and gross profit resulted primarily from the sale of a higher number of homes and lots at the Marina Vista and Glenbriar Estates development projects and the sale of the three higher priced homes, increases in sales prices and the strong California residential real estate market in general.

              Minority interest in joint ventures for the year ended December 31, 1999 increased to $5,370,000, compared to $523,000 for 1998. The increase in minority interest is attributable to the sale of homes and lots at the Glenbriar Estates project and the sale of the three higher priced homes.

              Selling expenses for the year ended December 31, 1999 were $3,560,000, which represents 5.20% of revenues for 1999, compared to $1,593,000, which represents 6.10% of revenues for 1998. The increase in selling expenses was primarily due to increased sales and increased marketing and related commission expenses.

              General and administrative expenses for the year ended
December 31, 1999 were $1,207,000, compared to $684,000 for 1998, an increase of 76.46% compared to 1998. The increase was primarily due to increased staffing, higher levels of personnel, salary increases and performance based compensation and increased professional fees and other administrative expenses.

               Interest income in 1999 increased to $824,000, compared to $231,000 in 1998. The increase is attributable to higher cash balances from increased home sales and interest from notes receivable.


Liquidity and Capital Resources

               At December 31, 2000, the Company had total assets of $43,245,000, as compared to total assets of $44,118,000 at December 31, 1999. The cost of the Company's property being developed was $19,855,000 in 2000, compared to $23,385,000 in 1999. Highly liquid assets were $20,531,000 at December 31, 2000, compared to $15,858,000 at December 31, 1999.

               The Company's total liabilities decreased to $5,508,000 at December 31, 2000, compared to $14,182,000 at December 31, 1999. This decrease was attributable primarily to a decrease in notes payable and other liabilities. Notes payable decreased to $2,479,000 in 2000, from $8,299,000, in 1999.

               The increase in additional paid-in capital of $2,484,000 for the year ended December 31, 2000 is due to realization of the tax benefits related to net operating losses incurred prior to the Company's quasi-reorganization in 1993 in the amount of $2,097,000 and the issuance of stock of $387,000.

               During 2000, the Company's primary liquidity needs were related to funding development costs of the Marina Vista project, the Glenbriar Estates project and the higher priced home, repayments of debt in the amount of $5,820,000 and interest payments in the amount of $207,000.

               At December 31, 2000, the Company had an aggregate outstanding balance of $2,479,000 under revolving credit agreements. The loans are secured by lots and homes under construction and will be repaid from the proceeds of home and lot sales. The loans bear interest at the rate of prime plus 0.75% through 1.25% per annum and have various maturity dates. The Developers exercised an option to purchase land at the Glenbriar Estates and obtained financing of $391,000 secured by the property. The loan bore interest at the rate of 9.0% per annum. A principal repayment of $100,000 was made in 1999 and the remaining balance was repaid on February 26, 2000.

               The Company's primary source of liquidity during 2000 was the proceeds of home and lot sales. The Company may also borrow funds from time to time for development of real estate projects.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

               The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment in high credit quality securities maintained with three financial institutions and the Company's notes receivable and notes payable. The Company's objective in managing its exposure to interest rate changes is to limit the impact of changes on earnings and cash flow and to lower its overall borrowing costs. The Company believes the financial risks associated with these investments and notes are minimal.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The following consolidated financial statements of the Company, as set forth on the pages indicated, are filed as part of this report.


         Index to Financial Statements

             Report of Independent Certified Public Accountants . . . . . .A-1

             Consolidated Balance Sheets at December 31, 2000 and 1999. . .A-2

             Consolidated Statements of Earnings for the Years Ended
              December 31, 2000, 1999 and 1998. . . . . . . . . . . . . . .A-3

             Consolidated Statement of Stockholders' Equity for the
              Years Ended December 31, 2000, 1999 and 1998. . . . . . . . .A-4

             Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2000, 1999 and 1998. . . . . . . . . . . . . . .A-5

             Notes to Consolidated Financial Statements at
              December 31, 2000, 1999 and 1998. . . . . . . . . . . . . . .A-6


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                             PART III


ITEM 10.  DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 1 -- Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 2001 Annual Meeting of Stockholders, except for the information regarding the Company's executive officer who is not also a director of the Company, which is included in "BUSINESS - Executive Officers of the Company" above.



ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Directors" contained in the Proxy Statement to be used by the Company in connection with its 2001 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement to be used by the Company in connection with its 2001 Annual Meeting of Stockholders.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" contained in the Proxy Statement to be used by the Company in connection with its 2001 Annual Meeting of Stockholders.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

     (a) See "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" above for a list of the financial statements filed as part of this report. The exhibits listed below are filed with or incorporated into this report.

            3.1    Restated Certificate of Incorporation and Restated By-Laws
                    of the Company.
           10.5 Partnership Agreement, Glenbriar Joint Venture, dated January 7, 1994 between GIC Investment Corporation and Westco Community Builders.
           10.7    Form of Nonqualified Stock Option Agreement as of
                    November 16, 1994.
           10.9    Form of Incentive Stock Option Agreement.
           10.10   Form of Nonqualified Stock Option Agreement.
           10.11   Partnership Agreement, Tracy Residential Venture
                    Partners, LLC, dated April 6, 1998 between the
                    Company and Westco Community Builders, Inc.(1)
           10.12   $3,350,000 Line of Credit Collateralized by a
                    Deed of Trust dated October 22, 1998.(2)
           10.13 $10,500,000 Promissory Note and Loan Agreement Collateralized by a Deed of Trust dated July 22, 1998.(2)
           10.14   Lease Agreement, dated October 1, 1997. (3)
           10.15 Sublease Agreement, dated October 1, 1997, between the Company and Wilfred, Inc. (3)
           10.16   1995 Stock Option Plan, as amended. (4)
           10.17   Partnership Agreement, Meadowbrook Ventures, LLC. (5)
           10.18   Partnership Agreement, South Tracy Industrial Park, LLC.(6)
           10.19   Partnership Agreement, SPM, LLC.(6)
           10.20   Stock Option Plan for Nonemployee Directors, as amended
                    and restated. (7)
           21.1    Subsidiaries of the Company.
________________


                   (1) - Incorporated by reference to Exhibit 10.11 in the
                          Company's Annual Report on Form 10-KSB for the
                          Year Ended December 31, 1999.
                   (2) - Incorporated by reference to Exhibits 10.12 and 10.13 in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1998.
                   (3) - Incorporated by reference to Exhibits 10.14 and 10.15 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 1999.
                   (4) - Incorporated by reference to Exhibit 10.16 in the
                          Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1999.
                   (5) - Incorporated by reference to Exhibit 10.17 in the
                          Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 1999.
                   (6) - Incorporated by reference to Exhibits 10.18 and 10.19 in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1999.
                   (7) - Incorporated by reference to Exhibit 10.20 in the
                          Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.

           (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the year ended December 31, 2000.

                            SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DOVER INVESTMENTS CORPORATION


Date: March 28, 2001          By:  /s/ Lawrence Weissberg
                                   Lawrence Weissberg
                                   Chairman of the Board,
                                   President and Chief
                                   Executive Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                       Title                    Date

/s/ Arnold Addison                  Director            March 28, 2001
(Arnold Addison)

/s/ John Gilbert                    Director            March 28, 2001
(John Gilbert)

/s/ Erika Kleczek              Secretary,Treasurer
(Erika Kleczek)                  and Principal
                               Financial Officer        March 28, 2001

/s/ Lawrence Weissberg         Director, Chairman
(Lawrence Weissberg)             of the Board,
                               President and Chief
                               Exective Officer
                               (Principal Executive
                               Officer)                 March 28, 2001

/s/ Will C. Wood               Director                 March 28, 2001
(Will C. Wood)

                            APPENDIX A


                CONSOLIDATED FINANCIAL STATEMENTS
      AND REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

          DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                 December 31, 2000, 1999 and 1998







               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Dover Investments Corporation

             We have audited the accompanying consolidated balance sheets of Dover Investments Corporation and subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

             We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Investments Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP

San Francisco, California
March 1, 2001






                        DOVER INVESTMENTS CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)



                                                            December 31,
  ASSETS                                               2000              1999

   Cash and Cash Equivalents                        $20,531           $15,449
   Restricted Cash                                       -                409
   Homes Held for Sale                                1,848             1,753
   Property Held for Development                     18,007            21,632
   Notes Receivable                                   1,822             3,540
          Other Assets                                1,037             1,335

     Total Assets                                   $43,245          $ 44,118

  LIABILITIES AND STOCKHOLDERS' EQUITY
   Accrued Interest and Other Liabilities           $ 1,938           $ 3,824
   Notes Payable                                      2,479             8,299
   Minority Interest in Joint Venture                 1,091             2,059
      Total Liabilities                               5,508            14,182

   Stockholders' Equity
     Class A Common Stock, Par Value, $.01
      Per Share-Authorized 2,000,000 Shares;
      Issued 880,239 Shares in 2000 and
      832,180 Shares in 1999                              8                 8
     Class B Common Stock, Par Value, $.01
      Per Share-Authorized 1,000,000 Shares;
      Issued 318,411 Shares in 2000 and
      319,920 Shares in 1999                              3                 3
     Additional Paid-In Capital                      25,447            22,963
     Retained Earnings from January 1, 1993          12,304             6,987
     Treasury Stock (4,560 of Class B
      Shares in 2000 and 1999)                          (25)              (25)

       Total Stockholders' Equity                    37,737            29,936

  Total Liabilities and Stockholders' Equity        $43,245           $44,118



       The accompanying notes are an integral part of these statements.

                         DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share amounts)


                                             Year Ended December 31,
                                            2000         1999            1998

Home Sales                               $45,684      $64,294         $23,095
Lot Sales                                  6,591        4,187           3,025
   Total Sales                            52,275       68,481          26,120

Cost of Homes Sold                        32,342       48,040          18,322
Cost of Lot Sales                          3,094        3,266           2,436
   Total Cost of Sales                    35,436       51,306          20,758
Minority Interest in Joint Ventures        4,625        5,370             523

   GROSS PROFIT                           12,214       11,805           4,839

Selling Expenses                           2,535        3,560           1,593
General and Administrative
  Expenses                                 1,666        1,207             684
Other Expenses                                -            -              378
                                           4,201        4,767           2,655

   Operating Income                        8,013        7,038           2,184
Other Income:
  Interest                                 1,591          824             231
  Fees                                        59           51              32
   Total Other Income                      1,650          875             263

Income before Income Taxes                 9,663        7,913           2,447
Provision for Income Taxes                 4,346        3,608           1,037

   NET INCOME                             $5,317       $4,305          $1,410
Basic Earnings Per Share                   $4.64        $3.93           $1.34
Diluted Earnings Per Share                 $4.64        $3.88           $1.30
Weighted Average Number of
  Shares Outstanding:
  Basic:                               1,145,489    1,094,472       1,048,930
  Diluted:                             1,145,489    1,108,427       1,087,349


        The accompanying notes are an integral part of these statements.

                          DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998
                                  (in thousands)


                                              Additional               Treasury
                             Common Stock     Paid-In      Retained    Stock
                             Class A Class B  Capital      Earnings    at Cost    Total
Balance at January 1, 1998   $  8    $  3     $19,810      $1,272      $(646)     $20,447

Re-issuance of Treasury
  Stock                         -       -          17          -         309          326
Realization of Prequasi-
 reorganization Net
 Operating Loss
 Tax Benefits                   -       -         614          -          -           614
Net Income                      -       -          -        1,410         -         1,410
Balance at December 31, 1998    8       3      20,441       2,682       (337)      22,797

Re-issuance of Treasury
 Stock                          -       -         212          -         312          524
 Realization of Prequasi-
 reorganization Net
 Operating Loss
 Tax Benefits                    -      -       2,310          -          -         2,310
Net Income                       -      -          -        4,305         -         4,305
Balance at December 31, 1999     8      3      22,963       6,987        (25)      29,936

Issuance of Stock                -      -         387          -          -           387
 Realization of Prequasi-
 reorganization Net
 Operating Loss
 Tax Benefits                    -      -       2,097          -          -         2,097
Net Income                       -      -          -        5,317         -         5,317
Balance at December 31, 2000  $  8    $ 3     $25,447     $12,304      $ (25)     $37,737



         The accompanying notes are an integral part of this statement.

                         DOVER INVESTMENTS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        December 31, 2000, 1999 and 1998
                                 (in thousands)


                                                   Year Ended December 31,
                                                2000        1999        1998

Cash Flows from Operating Activities:
  Net Income                                  $ 5,317     $ 4,305     $ 1,410
  Reconciliation of Net Income
   to Net Cash Provided by (Used in)
   Operating Activities:
     Income Accruing to Minority
      Interest                                  4,625       5,370         523
      Deferred Taxes                               -           -          352
      Tax Benefit of Utilizing
       Prequasi-reorganization
       Net Operating Losses                     2,097       2,310         614
Changes in Assets and Liabilities:
      Restricted Cash                             409         (15)      1,022
      Property Held for Development             3,625       1,670      (2,692)
      Homes Held for Sale                         (95)        383        (846)
      Other Assets                                298          -          418
      Notes Receivable                          1,718      (1,862)       (650)
      Accrued Interest and
       Other Liabilities, Net                  (1,886)      2,024         427
  Net Cash Provided by
   Operating Activities                        16,108      14,185         578

Cash Flows from Financing Activities:
      Repayment to Minority Interest           (5,593)     (3,531)       (529)
      Proceeds from Notes Payable              14,053      17,725       9,527
      Repayment of  Notes Payable             (19,873)    (22,076)     (3,940)
      Issuance of Stock                           387         524         326

  Net Cash (Used in) Provided by
   Financing Activities                       (11,026)     (7,358)      5,384

Net Increase in Cash and
  Cash Equivalents                              5,082       6,827       5,962
Cash and Cash Equivalents at
  Beginning of Year                            15,449       8,622       2,660

Cash and Cash Equivalents at
  End of Year                                 $20,531     $15,449     $ 8,622

Supplemental Cash Flow Activity:
 Cash Paid for Interest                        $  207       $ 660       $ 763
 Cash Paid for Income Taxes                    $2,033       $ 805       $ 193


         The accompanying notes are an integral part of these statements.

                         DOVER INVESTMENTS CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2000, 1999 and 1998
                       (in thousands, except share amounts)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES

          Dover Investments Corporation (the "Company") engages primarily in residential real estate development. Westco Community Builders, Inc., a California corporation ("WCB"), is primarily responsible for the construction and the development of the real estate.

          The Company and WCB have formed one California general partnership, Glenbriar Joint Venture, and three California limited liability companies, Glenbriar Venture #2, LLC, Tracy Residential Venture Partners, LLC and Meadowbrook Ventures, LLC (collectively, the "Developers") for development of the Glenbriar Estates project described below, another California limited liability company, South Tracy Industrial Park, LLC ("STIP"), for development of the South Tracy Industrial Park project described below, and another California limited liability company, Halcyon Properties, LLC ("Halcyon") for development of the San Leandro project described below. For each of the above entities the Company contributes the majority of the capital, ranging from 75% to 100%. WCB is paid a fee for managing the construction and development of the real estate. An annual distribution is made to the Company and WCB based upon capital contributed in the range of 10% to 12%. Remaining profits in each entity are split in the range of 50% to75% to the Company and the remainder to WCB, according to the governing agreements.

          In addition, in 2000, the Developers sold a portion of the Glenbriar Estates property, after constructing park improvements, to the City of Tracy for use as a park site, and sold another portion of the property to the Jefferson School District for use as part of a school site. Both sales were mandated by the conditions of approval for the Glenbriar Estates subdivision, and were made at fair market value.


          The Company has also, together with three other parties, formed a New York limited liability company, SPM, LLC ("SPM"), for development of the Coram Plaza Shopping Center project described below. Capital Contributions and Distributions to the members are made according to membership interest. Initially, each member had a 25% membership interest. In 2000, the Company and two of the other members of SPM purchased an additional 5% interest each from the fourth member, thereby increasing the membership interest of the three members to 30% each, with the fourth member retaining a 10% membership interest in the company.


Use of Estimates

          In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.



                         DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 2000, 1999 and 1998
                      (in thousands, except share amounts)

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


                           DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 2000, 1999 and 1998
                       (in thousands, except share amounts)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES (continued)

Restricted Cash

     Restricted cash is to be used for certain infrastructure improvements relating to the Marina Vista development and the Glenbriar Estates project.


Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Amounts also include purchased securities, in the amount of $13,198 under agreements to resell (repurchase agreements) with primary securities dealers. Such repurchase agreements are typically overnight investments and collateralized by mortgage-backed certificates which are held on behalf of the Company by the dealers who arrange the transaction. At December 31, 2000, the weighted average interest rate of such repurchase agreements was 6.21%. The market value of the repurchase agreements approximates cost.


Reclassification

     Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE B  - NOTES RECEIVABLE

     During 2000, the Company extended a line of credit of up to $2,635 to Westco Community Builders for the purpose of building single family homes. The line of credit bears an interest rate of Prime (9.50% at December 31, 2000) plus two percent per annum and matures on November 26, 2001, and is collateralized by a Deed of Trust.

     The Company originates loans for the construction of single family homes and disburses the funds on a draw loan basis. These loans bear interest at the rate of Prime (9.50% at December 31, 2000) plus one and three quarter (1.75%) and two (2%) percent per annum and mature in 12 months. The security for these loans are first deeds of trust. These loans are presented to the Company by Dabenica Investment Corporation ("Dabenica"), a licensed California real estate brokerage corporation. For the service, Dabenica earns a brokerage fee of 1.75% to 2%. The brokerage fees are paid by the borrower. Dabenica is a wholly owned corporation, owned by Mr. Weissberg's son.


                        DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 2000, 1999 and 1998
                       (in thousands, except share amounts)


NOTE C - NOTES PAYABLE

Notes payable at December 31, are comprised of the following:

                                                      2000              1999

 Notes Payable, maturing February 27, 2000,
  and bearing interest at 9.00% per annum
  collateralized by a Deed of Trust                  $  -             $  291
 Notes Payable, maturing August 12, 2001,
  and bearing interest at prime (9.50%
  at December 31, 2000) plus 0.75%;
  collateralized by a Deed of Trust                    636             3,371
 Notes Payable, maturing September 15, 2000,
  and bearing interest at prime (9.50%
  at December 31, 2000) plus 1.25%;
  collateralized by a Deed of Trust                     -                620
 Notes Payable, maturing March 10, 2000,
  and bearing interest at prime (9.50%
  at December 31, 2000) plus 1.00%;
  collateralized by a Deed of Trust                     -              1,025
 Notes Payable, maturing April 20, 2001,
  and bearing interest at prime (9.50%
  at December 31, 2000) plus 0.75%;
  collateralized by a Deed of Trust                    151             1,374
 Notes Payable, maturing July 24, 2001,
  and bearing interest at prime (9.50%
  at December 31, 2000) plus 0.75%;
  collateralized by a Deed of Trust                     -              1,618
 Notes Payable, maturing October 10, 2001,
  and bearing interest at prime (9.50%
  at December 31, 2000) plus 1.00%;
  collateralized by a Deed of Trust                  1,692                -

                                                    $2,479            $8,299


     Aggregate principal payments of $2,479 are due through October 10, 2001.

     Interest expense in 2000, 1999 and 1998 amounted to $622, $660 and $763, respectively and are capitalized as part of property held for development.


                          DOVER INVESTMENTS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       December 31, 2000, 1999 and 1998
                     (in thousands, except share amounts)


NOTE D - LEASE COMMITMENT

     The Company has an agreement to lease premises that expires on September 30, 2002, with an option to renew for an additional period of five years. The Company subleases a portion of the premises to a related party. That corporation's share of the lease equals 35% of the total rent and operating costs. Rent and yearly operating cost from the sublease were $41 for 2000 compared to $46 for 1999 and $39 for 1998.
A summary of net minimum lease payments is as follows:

     Years ending December 31,

                    2001        $52
                    2002         39
                    Total       $91

     Rent expenses for the years ended December 31, 2000, 1999 and 1998 totaled $76, $73 and $73, respectively.


NOTE E - INCOME TAXES

     Income tax expenses for the year ended December 31, consists of:

                        2000       1999        1998
     Current          $  947     $  750       $  71
     Deferred          3,399      2,858         966
     Total            $4,346     $3,608      $1,037

     In 1993, the Company under went a quasi-reorganization resulting in the elimination of accumulated deficit and a decrease in additional paid-in capital. The future tax benefit of utilization of prequasi-reorganization operating losses are credited to paid-in capital. A tax benefit for 2000, 1999 and 1998 of $2,097, $2,310 and $614, respectively, for prequasi-
reorganization net operating losses has been credited to paid in capital.

     The following is a reconciliation between the federal statutory rate and the effective rate used for the Company's provision for taxes:



                          DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 2000, 1999 and1998
                       (in thousands except share amounts)


NOTE E - INCOME TAXES (continued)
                                              2000        1999        1998
     Tax expense at statutory federal
      income tax rate (34%)                 $3,285      $2,690        $848
     State franchise tax                       570         467         145
     Change in valuation allowance             473         485         133
     Other                                      18         (34)        (89)
     Income tax expense                     $4,346      $3,608      $1,037

     Net deferred taxes as of  December 31, are as follows:


                                              2000        1999       1998
     Accrued warranty reserve                $  -         $128       $110
     AMT credit carry forward                  654         634        175
     Difference between book and tax
      partnership investment                   551          -          -
     Accrued expenses                           29          10          5
     Other                                      -            1          -
     Depreciation                               10          (2)        (4)
     Net operating loss carry forward          151         151        151
                                             1,395         922        437
     Valuation allowance                    (1,395)       (922)      (437)
     Net deferred tax asset                 $   -         $ -        $ -


     Statement of Financial Accounting Standards ("SFAS") No.109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has recorded a valuation allowance for the total amount of deferred tax assets. The deferred tax asset schedule above does not give effect to any deferred tax asset related to prequasi-reorganization tax loss carry forwards. Tax benefits resulting from such tax loss carry forwards of approximately $20,100 for federal purposes will be reflected in the financial statements as credits to additional paid-in capital rather than as reductions in current income tax expense, when and if recognized. The change in the valuation allowance was $473 for 2000, $485 in 1999 and $133 in 1998.

     As of December 31, 2000, the Company has Federal net operating loss carry forwards of approximately $4,200 expiring through 2011.



                          DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 2000, 1999 and 1998
                       (in thousands except share amounts)


NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities.
These assets and liabilities consist of cash and cash equivalents, notes receivable and long-term debt. The balance sheet carrying amounts of cash and cash equivalents, notes receivable and debt approximate the estimated fair values.

NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE

     At December 31, 2000, the Company had three stock-based compensation plans. Two of the plans are primarily for employees and the other is for non employee Directors. The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the plans. No compensation costs have been recognized for the plans.

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

     The exercise price for shares subject to the options granted under the Plan is the fair market value of the shares at the date of grant. The option price per share of a stock option granted to a person who, on the date of such grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company shall be not less than 110% of the fair market value on the date that the option is granted. Options granted under the Plan become exercisable over two and three years at the rate of approximately 50% and 33.333%, each year on each anniversary of the grant date, with full vesting occurring on the second or third anniversary date. As of December 31, 2000, options for 167,250 shares were outstanding.


STOCK OPTION PLAN FOR NON EMPLOYEE DIRECTORS

     The 1990 Stock Option Plan for Non employee Directors (the "Restated Plan"), was restated and approved by stockholders on May 24, 2000. The exercise price for each option granted is the market price of the shares at the date of grant. Options granted under the Restated Plan are exercisable in 50% increments on each anniversary of the grant date, with full vesting occurring on the second anniversary date. All options terminate upon the earliest of (a) thirty days after an optionee ceases to be a director of the Company for any reason other than death, (b) six months after an optionees death or (c) ten years after the date such options were granted.


                        DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 2000, 1999 and 1998
                       (in thousands, except share amounts)


NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE (continued)


     The aggregate number of shares which may be issued under the Restated Plan shall not exceed 12,500 shares of Class A Common Stock.

     The Restated Plan provides that each director who is not an employee of the Company and has not been an employee of the Company for all or any part of the preceding fiscal year automatically receives options to purchase 1000 shares of Class A Common Stock upon their election or appointment as a director of the Company. Thereafter, every year options to purchase 500 shares of Class A Common Stock (subject to adjustment for recapitalization, stock splits and similar events) will automatically be granted to such director, provided, however, that such automatic option grants will be made only if the director (a) has served on the Board of Directors for the entire two preceding fiscal years, (b) is not otherwise an employee of the Company or any subsidiaries on the date of grant and (c) has not been an employee of the Company or any subsidiaries for all or any part of the preceding fiscal years. As of December 31, 2000, options for 5,750 shares were outstanding for the directors.

     The Board of Directors has proposed to extend the term of the Plan, under which options may be granted, until September 28, 2004. The plan amendment was approved by the stockholders.

     Had compensation cost for all the plans been determined based on the fair value of the options at the grant dates consistent with the methodology prescribed by FAS 123, the Company's net income and income per share would be reduced to the pro forma amounts indicated below;


                                                   Year Ended December 31,
                                                 2000        1999       1998

          Net income:
            As reported                        $5,317      $4,305     $1,410
            Pro forma                           5,050       4,225      1,333
          Basic net income per share:
            As reported                         $4.64       $3.93      $1.34
            Pro forma                            4.41        3.86       1.27
          Diluted net income per share:
            As reported                         $4.64       $3.88      $1.30
            Pro forma                            4.41        3.81       1.23

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected life, five years from the date of grant;

                         DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 2000, 1999 and 1998
                       (in thousands, except share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE (continued)

stock volatility 74% in 2000, 56% in 1999 and 34% in 1998; risk free interest rates, 5.12% in 2000, 6.45% in 1999 and 5.5% in 1998; no dividends are expected.

     A summary of the status of the Company's fixed stock plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

                     December 31, 2000   December 31, 1999   December 31, 1998
                              Weighted            Weighted            Weighted
                              Average              Average             Average
                              Exercise            Exercise            Exercise
                     Shares   Price      Shares   Price      Shares      Price
Outstanding at
 beginning of year   172,300    $11.12   145,616    $ 7.17   148,366    $ 5.36
Granted               46,500     11.29   111,500     13.04    56,500     10.20
Exercised            (51,550)     7.51   (84,816)     6.89   (59,250)     5.49
Outstanding at
 end of year         167,250     12.44   172,300     11.12   145,616      7.17
Options exercisable
 at year end          61,667    $12.42     6,217    $ 6.31    37,866    $ 5.68
Weighted-average
 fair value of
 options granted
 during the year            $7.93              $6.52               $3.60



     The following information applies to options outstanding at December 31, 2000:


                     Options  Outstanding             Options Exercisable
               Options     Weighted                 Options        Weighted
Range of       Outstanding Average     Weighted     Exercisable    Average
Exercise       at December Remaining   Average      at December    Exercise
Prices         31, 2000    Contractual Exercise     31, 2000       Price
                           Life        Price
$ 1.75              500      3.00      $ 1.75              500      $ 1.75
$ 5.69 - 6.38     2,500      6.00      $ 6.11            2,500      $ 6.11
$ 8.13 - 9.50     7,250      8.14      $ 9.26            5,084      $ 9.27
$10.75 -13.20   157,000      4.96      $12.69           53,583      $13.12
                167,250                                 61,667


                         DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 1999 and 1998
                      (in thousands, except share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE (continued)

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations.

                                             Year Ended December 31,
                                       2000             1999          1998

Net Income                           $5,317           $4,305        $1,410

Weighted average
  common shares outstanding       1,145,489        1,094,472     1,048,930
Additional dilutive
  potential common shares               -             13,955        38,419

Diluted shares outstanding        1,145,489        1,108,427     1,087,349

Net income per share - basic          $4.64            $3.93         $1.34

Net income per share - diluted        $4.64            $3.88         $1.30






                                  EXHIBIT INDEX


    Exhibit     Description
    Number

     3.1        Restated Certificate of Incorporation and Restated By-Laws
                 of the  Company.
    10.5        Partnership Agreement, Glenbriar Joint Venture, dated
                 January 7, 1994 between GIC Investment Corporation and Westco Community Builders.
    10.7        Form of Nonqualified Stock Option Agreement as of
                 November 16, 1994.
    10.9        Form of Incentive Stock Option Agreement.
    10.10       Form of Nonqualified Stock Option Agreement.
    10.11       Partnership Agreement, Tracy Residential Venture
                 Partners, LLC, dated April 6, 1998 between the
                 Company and Westco Community Builders, Inc.(1)
    10.12       $3,350,000 Line of Credit Collateralized by a
                 Deed of Trust dated October 22, 1998.(2)
    10.13       $10,500,000 Promissory Note and Loan Agreement
                 Collateralized by a Deed of Trust dated July 22, 1998.(2)
    10.14       Lease Agreement, dated October 1, 1997. (3)
    10.15       Sublease Agreement, dated October 1, 1997, between the
                 Company and Wilfred, Inc. (3)
    10.16       1995 Stock Option Plan, as amended. (4)
    10.17       Partnership Agreement, Meadowbrook Ventures, LLC. (5)
    10.18       Partnership Agreement, South Tracy Industrial Park, LLC.(6)
    10.19       Partnership Agreement, SPM, LLC.(6)
    10.20       Stock Option Plan for Nonemployee Directors, as amended
                 and restated. (7)
    21.1        Subsidiaries of the Company.
___________________


               (1) - Incorporated by reference to Exhibit 10.11 in the
                      Company's Annual Report on Form 10-KSB for the
                      Year Ended December 31, 1999.
               (2) - Incorporated by reference to Exhibits 10.12 and 10.13 in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1998.
               (3) - Incorporated by reference to Exhibits 10.14 and 10.15 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 1999.
               (4) - Incorporated by reference to Exhibit 10.16 in the
                      Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1999.
               (5) - Incorporated by reference to Exhibit 10.17 in the
                      Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 1999.
               (6) - Incorporated by reference to Exhibits 10.18 and 10.19 in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1999.
               (7) - Incorporated by reference to Exhibit 10.20 in the
                      Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.

       (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the year ended December 31, 2000.