Form 10-Q
period 2001-03-31
DOVER INVESTMENTS CORP
filed 2001-05-09
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

   (Mark One)

   X   Quarterly report pursuant to  Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

 For the quarterly period ended  March 31, 2001

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
                                  Yes     x      No

 The number of shares outstanding of each of the registrant's classes of Common Stock as of March 31, 2001, were as follows:

                        Title                                 Shares Outstanding
 Class A Common Stock, $.01 par value............       881,987
 Class B Common Stock, $.01 par value............       312,851

      DOVER INVESTMENTS CORPORATION
                                  INDEX


                                        Page
                                        Number
     PART I    -    FINANCIAL INFORMATION

 Item 1.   Financial Statements


       Consolidated Balance Sheets as of March 31, 2001
            March 31, 2001 and December 31, 2000......................3

       Consolidated Statements of Earnings for the Three
      Months Ended March 31, 2001 and 2000 ..........................4

       Consolidated Statement of Stockholders' Equity for
      the Three Months Ended March 31, 2001...........................5

       Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 2001 and 2000..................6

        Notes to Consolidated Financial Statements......................7

 Item 2.  MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...........................8

 Item 3. QUANTITATIVE AND QUALITATIVE
             DISCLOSURES ABOUT MARKET RISK...............11


          PART II    -   OTHER INFORMATION

 Item 6.  EXHIBITS AND REPORTS ON FORM  8-K..........11

            Signatures                          12







          PART I   -   FINANCIAL INFORMATION
 ITEM 1.   FINANCIAL STATEMENTS

          DOVER INVESTMENTS CORPORATION
             CONSOLIDATED BALANCE SHEETS
            (in thousands, except share amounts)
                                                                                 (unaudited)
                                                                                 03-31-01      12-31-00
                                   ASSETS
  Cash and Cash Equivalents                                        $22,492       $20,531
  Homes Held for Sale                                                     1,848           1,848
  Property Held for Development                                   20,621         18,007
  Notes Receivable                                                             264           1,822
  Other Assets                                                                 2,339           1,037

       Total Assets                                                         $47,564      $43,245

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                          1,409           1,938
  Notes Payable                                                              6,809          2,479
  Minority Interest in Joint Venture                                1,430          1,091
       Total Liabilities                                                      9,648           5,508

Stockholders' Equity
  Class A Common Stock, Par Value
     $.01 Per Share --Authorized 2,000,000
     Shares; Issued 881,987 Shares At 3/31/01
     and 880,239 at 12/31/00                                                 8                8
  Class B Common Stock, Par Value
     $.01 Per Share --Authorized 1,000,000
     Shares; Issued 317,411 Shares at 3/31/01
     and 318,411 at 12/31/00                                                  3                3
  Additional Paid-In Capital                                          25,454       25,447
  Retained Earnings from January 1, 1993                    12,476       12,304
  Treasury Stock (0 at 3/31/01 and 12/31/00
    of Class A Shares and  4,560 of Class B
    Shares at 3/31/01 and 12/31/00                                     (25)            (25)
         Total Stockholders' Equity                                  37,916       37,737
 Total Liabilities and Stockholders' Equity                  $47,564     $43,245

 See accompanying Notes to Consolidated Financial Statements.

                  DOVER INVESTMENTS CORPORATION
              CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except share amounts)
                                     (unaudited)
                                                                               Three Months Ended
                                                                                       March 31,
                                      2001                 2000
Home Sales                                                           $2,512              $14,352
Lot Sales                                                                    205                 1,129
      Total Sales                                                       2,717               15,481
Cost of Homes Sold                                                1,536                 9,820
Cost of Lot Sales                                                         70                    480
       Total Cost of Sales                                           1,606              10,300

Minority Interest in Joint Ventures                             339                1,384

       GROSS PROFIT                                                772                3,797

Selling Expenses                                                       195                   864
     General and Administrative Expenses                  569                    341
                                                                                764                 1,205

     Operating Income                                                   8                 2,592

Other Income:
     Interest                                                               305                    338
     Fees                                                                     -                         11
        Total Other Income                                        305                      349

Income before Income Taxes                                  313                  2,941
Provision for Income Taxes                                    141                  1,009

             NET INCOME                                      $ 172                $1,932
Basic Earnings per Share                                   $ 0.14                 $ 1.69
Diluted Earnings per Share                                $ 0.14                 $ 1.62
Weighted Average Number of
     Shares Outstanding:
     Basic:                                                     1,195,098          1,142,540
     Diluted:                                                  1,208,664          1,189,794

 See accompanying Notes to Consolidated Financial Statements.

       DOVER INVESTMENTS CORPORATION

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          For the Three Months Ended March 31, 2001
                                 (in thousands)
                                   (unaudited)

                                                                     Additional                      Treasury
                                     Common  Stock       Paid -In        Retained    Stock
                                     Class A    Class B    Capital          Earnings    at Cost        Total

Balance at
January 1, 2001             $ 8          $ 3            $25,447        $12,304    $ (25)         $37,737

Issuance of Stock            -              -                        7               -              -                     7

Net Income                      -             -                        -               172          -                 172

Balance at
March 31, 2001             $  8         $ 3            $25,454        $12,476    $(25)         $37,916








                    See accompanying Notes to Consolidated Financial Statements.













               DOVER INVESTMENTS CORPORATION
       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (unaudited)
                                                                               Three Months Ended
                                                                                     March 31,
                                                                                  2001           2000
Cash Flows from Operating Activities:
    Net Income                                                            $172           $1,932
    Reconciliation of Net Income to Net Cash
       (Used in) Provided by Operating Activities:
       Income Accruing to Minority Interest                   339             1,384
       Tax Benefit of Utilizing Prequasi-
        reorganization Net Operating Losses                      -                 684
Changes in Assets and Liabilities:
        Restricted Cash                                                      -                   (5)
        Property Held for Development                      (2,614)           4,157
        Homes Held for Sale                                               -                (39)
        Other Assets                                                   (1,302)            (108)
        Notes Receivable                                             1,558           (1,704)
        Accrued Interest and Other Liabilities                (529)          (2,712)
    Net Cash (Used in) Provided by
               Operating Activities                                 (2,376)           3,589
Cash Flows from Financing Activities:
        Repayment to Minority Interest                              -               (708)
        Proceeds from Notes Payable                           5,451                 44
        Repayment of Notes Payable                           (1,121)         (2,601)
        Issuance of Stock                                                    7                  -
Net Cash Provided by (Used in)
    Financing Activities                                              4,337          (3,265)
Net Increase in Cash and Cash
    Equivalents                                                          1,961              324
Cash and Cash Equivalents at
    Beginning of Period                                           20,531         15,449
Cash and Cash Equivalents at
    End of Period                                                  $22,492        $15,773
Supplemental Cash Flow Activity:
    Cash Paid for Interest                                            $16             $193
    Cash Paid for Taxes                                             $589             $325

 See accompanying Notes to Consolidated Financial Statements.

      DOVER INVESTMENTS CORPORATION

  Notes to Consolidated Financial Statements
                 March 31, 2001
                    (unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared from the records of Dover Investments Corporation without audit. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of
    America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending
    December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's
    2000 Annual Report to Stockholders.

2.   Net Earnings per Share

     Basic net earnings per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B, using the weighted average number of common shares outstanding during the period.
     Diluted net earnings per share reflects the potential dilution from outstanding stock options using the treasury stock method.
     The following table illustrates the reconciliation of the numerators and denominators for the basic and diluted earnings per share computation (amounts in thousands, except share and
     per share data).
                                    Three Months Ended   Three Month Ended
                                       March 31, 2001           March 31, 2000

Net Income                             $172                         $1,932
Weighted average
common shares
outstanding                       1,195,098                    1,142,540
Additional dilutive
potential common
shares                                    13,566                         47,254
Diluted shares
outstanding                       1,208,664                    1,189,794

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

Real Estate Development

Below is a summary of the Company's major real estate development activities during the quarter ended March 31, 2001.

GLENBRIAR ESTATES

The Company, through joint ventures with WCB, continued to develop the Glenbriar Estates project in Tracy, California.

All of the land owned by the joint ventures is covered by either vesting tentative subdivision maps or final subdivision maps.
The joint ventures are currently building two product types of homes at Glenbriar Estates, the Glenbrook Subdivision and the Meadowbrook Subdivision. In November of 2000, the voters of Tracy passed a "slow growth" initiative which is intended to slow residential development within the City of Tracy.
Since the Glenbriar Estates project is subject to vesting tentative subdivision maps or final subdivision maps which predate the effective date of the initiative, the Company does not believe that the initiative applies to the Glenbriar
Estates project. However, even assuming that the Company's position is correct, it is likely that the passage of this initiative will at a minimum disrupt the orderly development of residential properties in Tracy, including the remainder of the Glenbriar
Estates project. Additionally, reduced availability of water or waste water capacity, and the state of the economy in general in the Bay Area, also create uncertainty about development of the Glenbriar Estates project during 2001.

HIGHER PRICED HOMES

In September of 1999, the Company entered into a joint venture with WCB to develop a higher priced home (that is, a home with a selling price of over two million dollars). The property is located in Atherton, California, and construction is scheduled for completion in approximately July 2001.

OTHER RESIDENTIAL PROPERTIES

In January 2001, the Company, through a joint venture with WCB, purchased an additional property in San Leandro
(19 lots). The Company, through another joint venture with WCB, has entered into a contract to purchase, subject to standard closing conditions, an additional property in Novato (20 lots). Close of escrow on the Novato property is expected to occur during the first half of 2001.
The Company intends to develop both subdivisions for residential use.

SOUTH TRACY INDUSTRIAL PARK

In 1999 the Company, through a joint venture with WCB, entered into an agreement to purchase and develop for industrial use approximately fifty acres of industrial property in the southern part of the City of Tracy.
The South Tracy property currently is zoned industrial.
A tentative subdivision map has been approved by the City of Tracy, and approval of a final subdivision map is pending. Site improvements commenced in the fourth quarter of 2000 and the Company expects that construction of the first two industrial buildings (approximately 30,000 sq. ft. each) will commence in the second quarter of 2001. Development and rental of the industrial park is expected to continue for several years.




CORAM PLAZA SHOPPING CENTER,
CORAM, NEW YORK

In 1999, a limited liability company formed by the Company and three other parties purchased a property, with buildings and improvements, located in the Coram Plaza Shopping Center, in Coram, New York.
A portion of the property was sold in 2000.
The remaining property, is intended to be developed for commercial use.

Liquidity and Capital Resources

During the three months ended March 31, 2001, the Company used liquid assets primarily to fund expenditures in connection with the Glenbriar Estates project, the higher priced home debt service and its general and administrative expenses. The Company met its funding requirements primarily from cash reserves, revenues from home and lot sales and construction financing from private sources secured by the homes under construction.

The Company's primary sources of liquidity in the future will continue to be cash reserves and revenues generated from the development projects, and construction financing when appropriate.

At March 31, 2001, the Company had an aggregate outstanding balance of $6,809,000 under its construction loans. These loans will be repaid from the proceeds of home and lot sales. The loans bear interest at the rate of prime plus 0.75% through 1.25% per annum and have various maturity dates.


Results of Operations

For the quarter ended March 31, 2001, the Company had net income of $172,000, compared to $1,932,000 for the same period in 2000. The decrease in net income resulted primarily from a decrease in sales of homes and lots for the period.


For the quarter ended March 31, 2001, the Company closed the sale of seven homes and seven lots at the Glenbriar Estates project, compared to 27 homes and 27 lots for the same period in 2000. At the Marina
Vista development project, the Company closed no sales for the period ended March 31, 2001, compared to 8 homes for the same period in 2000. The Company believes the decrease in sales of homes and lots is attributable to reduced housing demand, variations in the timing of home and lot sales, and the completion of development of the Company's Marina Vista project in the first quarter of 2000.

Total sales for the quarter ended March 31, 2001 were $2,717,000, resulting in a gross profit of $772,000 and a gross profit margin of 28.41%, compared to total sales of $15,481,000, resulting in a gross profit of $3,797,000 and a gross profit margin of 24.52%, for the same period in 2000. The decrease in gross profit resulted primarily from a decrease in sales of homes and lots for the period.

Minority interest in joint ventures for the first quarter of 2001 was $339,000, compared to $1,384,000 for the same period in 2000. The decrease in minority interest is attributable to fewer sales of homes and lots at the Glenbriar Estates project.

Selling expenses for the quarter ended March 31, 2001 were $195,000, which represents 7.18% of revenues for that quarter, compared to $864,000, which represents
5.58% of revenues for the same period in 2000. The decrease in selling expenses was primarily due to decreased home sales.

General and administrative expenses for the quarter ended
March 31, 2001 were $569,000, compared to $341,000
for the same period in 2000,  an increase of 40.07%.
The increase was primarily due to increased staffing, salary increases, increased performance base compensation funding of the Company's qualified retirement plan, and increased professional and legal fees.

Interest income for the quarter ended March 31, 2001 decreased to $305,000, compared to $338,000 for the same period in 2000. The decrease is attributable to decreases in interest rates and decreased interest income from notes receivable.

The Company expects that the development projects will continue to generate profits. See "Business - Homebuilding Industry" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a discussion of general economic conditions and competitive factors that influence the Company's profitability.



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


ITEM 6.   EXHIBITS AND REPORTS ON
                FORM 8-K

                (a)  Exhibits
                       None.

                (b)   Reports on Form 8-K
                        None.








                 SIGNATURES


Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       DOVER INVESTMENTS CORPORATION


Date:  May 9, 2001             By:  /s/Lawrence Weissberg
                                                  Lawrence Weissberg
                                                  Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer