Form 10-Q
period 2001-06-30
DOVER INVESTMENTS CORP
filed 2001-08-07
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

     (Mark One)

      X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934.

     For the quarterly period ended  June 30, 2001

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
                              Yes     x      No

The number of shares outstanding of each of the registrant's classes of Common Stock as of July 31, 2001, were as follows:

           Title                                           Shares Outstanding
    Class A Common Stock, $.01 par value......     882,987
    Class B Common Stock, $.01 par value......     317,411

                   DOVER INVESTMENTS CORPORATION
                                          INDEX
                                                                         Page
                                                                         Number
      PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheets as of
        June 30, 2001 and December 31, 2000. . . . . . . . . 3

        Consolidated Statements of Earnings for
        the Three Months and Six Months
        Ended June 30, 2001 and 2000 . . . . . . . . . . . . . . 4

        Consolidated Statement of Stockholders'
        Equity for the Six Months Ended
        June 30, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

        Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 2001 and 2000. . . . .  6

        Notes to Consolidated Financial Statements. . . . . 7

Item 2. MANAGEMENT'S DISCUSSION AND
    ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS. . . . . . . . . . . . . . . .  8

Item 3.QUANTITATIVE AND QUALITATIVE
     DISCLOSURES ABOUT MARKET RISK. . . . . .11

      PART II    -   OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A
     VOTE OF SECURITY HOLDERS. . . . . . . . . . . .11

Item 6. EXHIBITS AND REPORTS ON
     FORM  8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

    INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . 14





                    PART I   -   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

               DOVER INVESTMENTS CORPORATION
                CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share amounts)
                                                                                          (unaudited)
                                                                                          06-30-01    12-31-00
ASSETS
  Cash and Cash Equivalents                                               $20,266     $20,531
  Homes Held for Sale                                                            1,848         1,848
  Property Held for Development                                         23,134        18,007
  Notes Receivable                                                                    874         1,822
  Other Assets                                                                        2,014         1,037

       Total Assets                                                                $48,136     $43,245

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                                  1,053         1,938
  Notes Payable                                                                      6,084         2,479
  Minority Interest in Ventures                                               1,081         1,091
          Total Liabilities                                                            8,218        5,508

Stockholders' Equity
  Class A Common Stock, Par Value $.01 Per Share --
   Authorized 2,000,000 Shares; Issued 882,987 Shares
   at 6/30/01 and 880,239 at 12/31/00                                           8               8
  Class B Common Stock, Par Value $.01 Per Share --
    Authorized 1,000,000 Shares; Issued 317,411 Shares
    at 6/30/01 and 318,411 at 12/31/00                                          3               3
  Additional Paid-In Capital                                                 25,974       25,447
  Retained Earnings from January 1, 1993                           13,958       12,304
  Treasury Stock (0 at 6/30/01 and 12/31/00
    of Class A Shares and  4,560 of Class B
    Shares at 6/30/01 and 12/31/00                                            (25)           (25)
          Total Stockholders' Equity                                       39,918       37,737

    Total Liabilities and Stockholders' Equity                     $48,136    $43,245

             See accompanying Notes to Consolidated Financial Statements.

                DOVER INVESTMENTS CORPORATION
     CONSOLIDATED STATEMENTS OF EARNINGS
              (in thousands, except share and per share amounts)
                                      (unaudited)
                                                            Three Months Ended        Six Months Ended
                                                                   June 30,                           June 30,
                                                                               (Restated)                      (Restated)
                                                            2001            2000             2001         2000
Home Sales                                         $10,419        $  7,992        $12,931    $22,344
Lot Sales                                                    -                2,700               -            2,700
       Total Sales                                     10,419          10,692          12,931      25,044

Cost of Home Sales                                6,017            5,453            7,418      14,624
Cost of Lot Sales                                       -                1,600                -           1,600
     Total Cost of Sales                            6,017            7,053            7,418      16,224
Minority Interest in Ventures                  1,734            1,293            2,073        2,677

       GROSS PROFIT                             2,668            2,346            3,440        6,143

Selling Expenses                                        511              519                706        1,383
General and Administrative Expenses        307               271                876          612
                                                                 818               790             1,582        1,995

       Operating Income                           1,850             1,556            1,858        4,148

Other Income
  Interest                                                   243               398                548           736
  Fees                                                        -                   -                     -                 11
       Total Other Income                           243               398                548           747
Income before Income Taxes                 2,093            1,954             2,406        4,895
Provision for Income Taxes                      611               908                752        1,917

       NET INCOME                             $1,482          $1,046           $1,654       $2,978
Basic Earnings Per Share                      $ 1.24           $ 0.92            $ 1.38        $ 2.61
Diluted Earnings Per Share                   $ 1.23           $ 0.89            $ 1.37        $ 2.55
Weighted Average Number of
    Shares Outstanding:
    Basic:                                              1,195,653     1,142,790     1,195,174   1,142,790
    Diluted:                                           1,200,440     1,168,960     1,202,321   1,169,075

               See accompanying Notes to Consolidated Financial Statements.

                        DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2001
                                  (in thousands)
                                  (unaudited)



                                                                              Additional                        Treasury
                                                Common Stock      Paid -In       Retained       Stock
                                                Class A   Class B    Capital        Earnings       at Cost     Total
Balance at January 1, 2001       $ 8          $ 3          $25,447       $12,304        $ (25)      $37,737

Issuance of Stock                        -             -                   10               -                 -                  10

Realization of Prequasi-
   reorganization Net Operating
   Loss Tax Benefits                     -             -                 517              -                  -                517

Net Income                                  -             -                    -            1,654             -             1,654

Balance at June 30, 2001          $  8         $ 3          $25,974       $13,958        $(25)       $39,918














               See accompanying Notes to Consolidated Financial Statements.



                DOVER INVESTMENTS CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    (unaudited)
                                                                                          Six Months Ended
                                                                                                   June 30,
                                                                                          2001           2000
Cash Flows from Operating Activities:
      Net Income                                                                  $ 1,654       $  2,978
    Reconciliation of Net Income to Net Cash
        (Used in) Provided by Operating Activities:
        Income Accruing to Minority Interest                            2,073          2,677
        Tax Benefit of Utilizing Prequasi-
        reorganization Net Operating Losses                                517          1,223

Changes in Assets and Liabilities:
      Restricted Cash                                                                   -                  (10)
      Property Held for Development                                      (5,127)         4,030
      Homes Held for Sale                                                           -                  (94)
      Other Assets                                                                     (977)           (106)
      Notes Receivable                                                               948          (2,377)
      Accrued Interest and Other Liabilities, Net                       (885)         (3,346)
Net Cash (Used in) Provided by Operating Activities           (1,797)          4,975

Cash Flows from Financing Activities:
      Payment to Minority Interest                                         (2,083)         (2,600)
      Proceeds from Notes Payable                                         8,666            3,087
      Payment of Notes Payable                                             (5,061)         (4,730)
      Issuance of Stock                                                                10               -
      Net Cash Provided by (Used in) Financing Activities      1,532           (4,243)


Net (Decrease) Increase in Cash and Cash Equivalents          (265)              732
Cash and Cash Equivalents at Beginning of Period             20,531          15,449
Cash and Cash Equivalents at End of Period                     $20,266        $16,181
Supplemental Cash Flow Activity:
      Cash Paid for Interest                                                      $37                $33
       Cash Paid for Taxes                                                        $ -            $1,218

               See accompanying Notes to Consolidated Financial Statements.

                    DOVER INVESTMENTS CORPORATION

                Notes to Consolidated Financial Statements
                               June 30, 2001
                                       (unaudited)

1. Basis of Presentation

     The accompanying consolidated financial statements have been prepared from the records of Dover Investments Corporation without audit. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Stockholders.


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

                                        Six Months Ended   Six Months Ended
                                             June 30, 2001        June 30, 2000

Net Income                                      $1,654                 $2,978
Weighted average common
  shares outstanding                     1,195,174            1,142,790
Additional dilutive potential
  common shares                                7,147                 26,285
Diluted shares outstanding          1,202,321            1,169,075




3. Restatement

      The Company has restated prior period lot sales and cost of home and lot sales to correct the elimination of inter-company transactions. The impact of the restatement is as follows (in thousands):

                                 Three Months Ended                                 Six Months Ended
                                        June 30, 2000                                           June 30, 2000
                       As Previously                                            As Previously
                         Reported      Restatement  As Restated   Reported       Restatement   As Restated
Lot Sales         $ 3,387          ($687)           $2,700           $ 4,516          ($1,816)        $ 2,700
Cost of Home
    Sales              5,889            (436)             5,453            15,709            (1,085)         14,624

Cost of Lot
    Sales              1,851           (251)              1,600              2,331               ( 731)          1,600

      The restatement had no impact on gross profit, net income or earnings per share in the
Company's previously issued financial statements.

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


Real Estate Development
      Below is a summary of the Company's major real estate development activities during the quarter ended June 30, 2001.


GLENBRIAR ESTATES

      The Company, through ventures with WCB, continued to develop the Glenbriar Estates project in Tracy, California.

      All of the land owned by the ventures is covered by either vesting tentative subdivision maps or final subdivision maps. The ventures are currently building two product types of homes at Glenbriar Estates, the Glenbrook Subdivision and the Meadowbrook Subdivision. In November of 2000, the voters of Tracy passed a "slow growth" initiative which is intended to slow residential development within the City of Tracy.
Since the Glenbriar Estates project is subject to vesting tentative subdivision maps or final subdivision maps which predate the effective date of the initiative, the Company does not believe that the initiative applies to the Glenbriar Estates project. However, even assuming that the Company's position is correct, it is likely that the passage of this initiative will at a minimum disrupt the orderly development of residential properties in Tracy, including the remainder of the Glenbriar Estates project. Additionally, reduced availability of water or waste water capacity, and the state of the economy in general in the Bay Area, also create uncertainty about development of the Glenbriar Estates project during 2001.
The Glenbriar Estates project has currently used up all residential growth allocations ("RGA's) previously allocated to the project by the city of Tracy. The city of Tracy has not allocated any additional RGA's during 2001, and the Company can not predict when such allocations will be made.
Any delay in the allocation of RGA's may cause a delay in the Company's continued development of the Glenbriar Estates project.


HIGHER PRICED HOMES

      In September of 1999, the Company entered into a venture with WCB to develop a higher priced home (that is, a home with a selling price of over two million dollars). The property is located in Atherton, California, and construction is scheduled for completion in approximately
September 2001. The market for higher priced homes in Atherton, California has recently declined.



OTHER RESIDENTIAL PROPERTIES

          The Company, through a venture with WCB, has entered into a contract to purchase an additional property in San Leandro, California. The purchase is subject to approval of the vesting tentative subdivision map and other standard closing conditions. Closing is expected to occur either late in the third quarter or early fourth quarter of 2001.
After closing, the venture intends to construct and sell eighteen homes on the property during 2002.

      In June 2001, the Company, through another venture with WCB, purchased an additional property in Novato, California. It is the intention of the venture to build and sell twenty homes on the property during 2002.


SOUTH TRACY INDUSTRIAL PARK

      In 1999 the Company, through a venture with WCB, entered into an agreement to purchase and develop for industrial use approximately fifty acres of industrial property in the southern part of the City of Tracy. The South Tracy property currently is zoned industrial. A tentative subdivision map has been approved by the City of Tracy, and approval of a final subdivision map is pending. Site improvements have been completed on Phase one of the property and the Company expects that construction of the first two industrial buildings (approximately 30,000 sq. ft. each) will commence in the third quarter of 2001. Development and rental of the industrial park is expected to continue for several years.

CORAM PLAZA SHOPPING CENTER, CORAM, NEW YORK

      In 1999 a limited liability company formed by the Company and three other parties purchased a property, with buildings and improvements, located in the Coram Plaza Shopping Center, in Coram, New York. A portion of the property was sold in 2000.
The Company has completed development of the remaining property for commercial use and is currently leasing the property.

Liquidity and Capital Resources

      During the three months ended June 30, 2001, the Company used liquid assets primarily to fund expenditures in connection with the real estate development projects, debt service and general and administrative expenses. The Company met its funding requirements primarily from cash reserves, and from revenues from home and lot sales and construction financing from private sources secured by the homes under construction.

      The Company's primary sources of liquidity in the future will continue to be cash reserves and revenues generated from the development projects, and construction financing when appropriate.

      At June 30, 2001, the Company had an aggregate outstanding balance of $6,084,000 under its construction loans. These loans will be repaid from the proceeds of home and lot sales. The loans bear interest at the rate of prime plus 0.75% through 1.25% per annum and have various maturity dates.

Results of Operations

      For the quarter ended June 30, 2001, the Company had net income of $1,482,000, compared to $1,046,000 for the same period in 2000.

      For the quarter ended June 30, 2001, the Company closed the sale of 27 homes and 27 lots at the Glenbriar Estates project, compared to 25 homes and 25 lots for the same period in 2000.

      Total sales for the quarter ended June 30, 2001 were $10,419,000, resulting in a gross profit of $2,668,000 and a gross profit margin of 25.61%, compared to total sales of $10,692,000, resulting in a gross profit of $2,346,000 and a gross profit margin of 21.94%, for the same period in 2000. The increase in gross profit resulted primarily from the sale of a higher number of homes and lots at the Glenbriar Estates development project and increases in sales prices.

      Minority interest in ventures for the second quarter of 2001 was $1,734,000, compared to $1,293,000 for the same period in 2000.
The increase in minority interest is attributable to increased sales of homes and lots at the Glenbriar Estates project and increases in sales prices.

      Selling expenses for the quarter ended June 30, 2001 were $511,000, which represents 4.90% of revenues for that quarter, compared to $519,000, which represents 4.85% of revenues for the same period in 2000. The decrease in selling expenses was primarily due to decreased marketing and related commission expenses.

      General and administrative expenses for the quarter ended June 30, 2001 were $307,000, compared to $271,000 for the same period in 2000, an increase of 11.73%. The increase was primarily due to increased staffing, salary increases, and increased professional fees and other administrative expenses.


Interest income for the quarter ended June 30, 2001 was $243,000, compared to $398,000 for the same period in 2000. The decrease is attributable to decreases in interest rates and decreased interest income from notes receivable.

      The Company expects that the development projects will continue to generate profits. See "BUSINESS - Homebuilding Industry" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a discussion of general economic conditions and competitive factors that influence the Company's profitability.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS

                 On May 24, 2001, the Company held its annual meeting of stockholders for the purpose of electing directors and ratifying the appointment of Grant Thornton LLP as the Company's independent public accountant for the year ended
      December 31, 2001.

                 All of the Company's nominees for directors were elected as follows: Arnold Addison, 785,977 votes for, 35,540 votes against and 60,470 broker non-votes; John Gilbert, 2,931,220 votes for, 23,000 votes against and 174,290 broker non-votes; Lawrence Weissberg, 2,931,220 votes for, 23,000 votes against and 174,290 broker non-votes; and Will C. Wood, 2,931,220 votes for, 23,000 votes against and 174,290 broker non-votes.
      The proposal to ratify the appointment of Grant Thornton LLP as the Company's independent public accountant for the year ended December 31, 2001, was approved with 3,635,338 votes for, 1,576 votes against, 138,834 votes abstaining and 234,749 broker non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
      The exhibits listed below are filed with into this report.


      Exhibit No.      Description

      10.21              Partnership Agreement, Halcyon Properties, LLC.

      10.22              Partnership Agreement, Woodview Estates, LLC.

      (b)                  Reports on Form 8-K.
                            None.


























                         SIGNATURES


      Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DOVER INVESTMENTS CORPORATION


Date: August 7, 2001           By:  /s/Lawrence Weissberg
                                                       Lawrence Weissberg
                                            Chairman of the Board, President
                                              and Chief Executive Officer































                               EXHIBIT INDEX


Exhibit Number      Description

10.21                      Partnership Agreement,
                               Halcyon Properties, LLC.

10.22                      Partnership Agreement,
                               Woodview Estates, LLC.