Form 10-Q
period 2001-09-30
DOVER INVESTMENTS CORP
filed 2001-11-08
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

     (Mark One)

   X   Quarterly report pursuant to  Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

   For the quarterly period ended September 30, 2001

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
                              Yes     x      No

   The number of shares outstanding of each of the registrant's classes of Common Stock as of October 31, 2001, were as follows:

               Title                                         Shares Outstanding
  Class A Common Stock, $.01 par value............    883,487
  Class B Common Stock, $.01 par value............    317,411

     DOVER INVESTMENTS CORPORATION
                             INDEX


                                                                          Page
                                                                          Number
         PART I -  FINANCIAL INFORMATION

Item 1.    Financial Statements

   Consolidated Balance Sheets as of September 30, 2001
        and December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . . . 3

   Consolidated Statements of Earnings for the
        Three Months and Nine Months Ended
        September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . .4

   Consolidated Statement of Stockholders' Equity for the
        Nine Months Ended September 30, 2001 . . . . . . . . . .  . 5

  Consolidated Statements of Cash Flows for the
       Nine Months Ended September 30, 2001 and 2000. . . .  .6

  Notes to Consolidated Financial Statements . . . . . . . . . . .  . 7

Item 2.  MANAGEMENT'S DISCUSSION AND
              ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS. . . . . . . . . . . . . . . .  8

Item 3. QUANTITATIVE AND QUALITATIVE
               DISCLOSURES ABOUT MARKET RISK. . . . . 12

         PART II  -  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . .12

Item 5. OTHER INFORMATION.. . . . .  . . . . . . . . . . . . .. 12

Item 6. EXHIBITS AND REPORTS
              ON FORM  8-K . . . . . . . . . . . . . . . . . . . . . . . . . .12


         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13


                   PART I   -   FINANCIAL INFORMATION
  ITEM 1.   FINANCIAL STATEMENTS

         DOVER INVESTMENTS CORPORATION
            CONSOLIDATED BALANCE SHEETS
              (in thousands, except share amounts)
                                                                                    (unaudited)
                                                                                    09-30-01        12-31-00
ASSETS
  Cash and Cash Equivalents                                        $20,059          $20,531
  Homes Held for Sale                                                     1,848              1,848
  Property Held for Development                                   24,169            18,007
  Notes Receivable                                                              870             1,822
  Other Assets                                                                  1,198             1,037

    Total Assets                                                             $48,144         $43,245

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                                897            1,938
  Notes Payable                                                                5,184             2,479
  Minority Interest in Ventures                                          1,229            1,091
    Total Liabilities                                                            7,310            5,508

Stockholders' Equity
  Class A Common Stock, Par Value
     $.01 Per Share   Authorized 2,000,000
     Shares; Issued 883,487 Shares at 9/30/01
     and 880,239 at 12/31/00                                                    8                   8
  Class B Common Stock, Par Value
    $.01 Per Share   Authorized 1,000,000
    Shares; Issued 317,411 Shares at 9/30/01
    and 318,411 at 12/31/00                                                     3                   3
  Additional Paid-In Capital                                            25,941          25,447
  Retained Earnings from January 1, 1993                      14,907           12,304
  Treasury Stock (0 at 9/30/01 and 12/31/00
    of Class A Shares and  4,560 of Class B
    Shares at 9/30/01 and 12/31/00)                                      (25)              (25)
     Total Stockholders' Equity                                        40,834          37,737
Total Liabilities and Stockholders' Equity                     $48,144        $43,245

     See accompanying Notes to Consolidated Financial Statements.

         DOVER INVESTMENTS CORPORATION
    CONSOLIDATED STATEMENTS OF EARNINGS
      (in thousands, except share and per share amounts)
                               (unaudited)
                                                           Three Months Ended             Nine Months Ended
                                                                 September 30,                      September 30,
                                                                              (Restated)                              (Restated)
                                                           2001               2000                2001              2000
Home Sales                                         $8,305        $12,513               $21,236      $34,857
Lot Sales                                                   -                 -                          -               2,700
     Total Sales                                       8,305          12,513                 21,236        37,557

Cost of Home Sales                               4,935            8,381                12,353         23,005
Cost of Lot Sales                                       -                   -                          -              1,600
     Total Cost of Sales                           4,935            8,381                12,353         24,605
Minority Interest in Ventures                 1,299            1,394                  3,372           4,071

     GROSS PROFIT                              2,071            2,738                  5,511           8,881

Selling Expenses                                       441               605                  1,147          1,988
General and Administrative
   Expenses                                               346               443                  1,222           1,055
                                                                787             1,048                  2,369          3,043
     Operating Income                             1,284            1,690                  3,142          5,838

Other Income
  Interest                                                   211               443                     759          1,179
  Fees                                                          -                   61                       -                 72
     Total Other Income                             211               504                     759          1,251
Income before Income Taxes                 1,495            2,194                  3,901          7,089
Provision for Income Taxes                      546               776                  1,298          2,693

     NET INCOME                                 $ 949          $1,418                $2,603         $4,396
Basic Earnings Per Share                       $0.79            $1.24                  $2.17           $3.85
Diluted Earnings Per Share                    $0.79            $1.21                  $2.16           $3.76
Weighted Average Number of
    Shares Outstanding:
    Basic:                                              1,195,894   1,142,790            1,195,529   1,142,639
    Diluted:                                           1,201,499   1,170,234            1,202,093   1,170,341

               See accompanying Notes to Consolidated Financial Statements.

          DOVER INVESTMENTS CORPORATION

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For the Nine Months Ended September 30, 2001
                                  (in thousands)
                                    (unaudited)

                                                                   Additional                           Treasury
                                   Common  Stock       Paid -In       Retained          Stock
                                   Class A  Class B      Capital         Earnings          at Cost         Total


Balance at
January 1, 2001           $ 8         $ 3            $25,447       $12,304            $ (25)          $37,737

Issuance of Stock           -             -                    15               -                     -                     15

Realization of
Prequasi-
reorganization
Net Operating
Loss Tax Benefits           -             -                  479               -                     -                   479

Net Income                     -             -                    -             2,603                  -                2,603

Balance at
September 30, 2001     $ 8        $ 3            $25,941       $14,907            $(25)           $40,834












               See accompanying Notes to Consolidated Financial Statements.

        DOVER INVESTMENTS CORPORATION
   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    (unaudited)
                                                                                        Nine Months Ended
                                                                                             September 30,
                                                                                          2001                2000
Cash Flows from Operating Activities:
   Net Income                                                                  $2,603              $4,396
   Reconciliation of Net Income to Net Cash
      Provided by Operating Activities:
      Income Accruing to Minority Interest                         3,372                 2,012
                                                                       Tax Benefit of Utilizing Prequasi-
        reorganization Net Operating Losses                           479                 1,570
Changes in Assets and Liabilities:
      Restricted Cash                                                               -                       (15)
      Homes Held for Sale                                                       -                       (94)
      Property Held for Development                                 (6,162)               4,911
      Notes Receivable                                                           952               (1,116)
      Other Assets                                                                (161)                   281
      Accrued Interest and Other Liabilities                       (1,041)               (3,591)
Net Cash Provided by Operating Activities                           42                  8,354

Cash Flows from Financing Activities:
      Payment to Minority Interest                                    (3,234)               (2,472)
      Proceeds from Notes Payable                                   10,724               10,904
      Payment of Notes Payable                                        (8,019)             (15,108)
      Issuance of Stock                                                           15                      -
Net Cash (Used in) Financing Activities                             (514)              (6,676)
Net (Decrease) Increase in Cash and
  Cash Equivalents                                                             (472)               1,678
Cash and Cash Equivalents at
   Beginning of Period                                                    20,531               15,449
Cash and Cash Equivalents at End of Period                $20,059             $17,127
Supplemental Cash Flow Activity:
      Cash Paid for Interest                                                  $51                     $49
      Cash Paid for Taxes                                                   $715                $1,593

               See accompanying Notes to Consolidated Financial Statements.

       DOVER INVESTMENTS CORPORATION

           Notes to Consolidated Financial Statements
                            September 30, 2001
                                  (unaudited)

1. Basis of Presentation

    The accompanying consolidated financial statements have been prepared from the records of Dover Investments Corporation without audit.
Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Stockholders.

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


                                   Nine Months Ended      Nine Months Ended
                                   September 30, 2001      September 30, 2000

Net Income                            $2,603                         $4,396
Weighted average
  common shares
  outstanding                     1,195,529                    1,142,639
Additional dilutive
  potential common
  shares                                    6,564                         27,702
Diluted shares
outstanding                       1,202,093                    1,170,341



3. Restatement

    The Company has restated prior period lot sales and cost of home and lot sales to correct the elimination of inter-company transactions. The impact of the restatement is as follows (in thousands):

                                   Three Months Ended                                  Nine Months Ended
                                   September 30, 2000                                    September 30, 2000
                       As Previously                                           As Previously
                       Reported        Restatement  As Restated   Reported        Restatement  As Restated

Lot Sales           $1,102        ($1,102)         $   -                   $ 5,618        ($2,918)          $ 2,700
Cost of
    Home Sales     9,071             (690)         8,381                 24,780          (1,775)           23,005
Cost of
    Lot Sales           412              (412)             -                      2,743          (1,143)             1,600

    The restatement had no impact on gross profit, net income or earnings per share in the Company's previously issued financial statements.


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company has included in this document certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business operations and financial condition. The words or phrases "can be", "may affect", "may depend", "expect", "believe", "anticipate", "intend", "will", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward- looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed in this document or in the Company's other public filings, including
(i) the continued impact of the recent terrorist attacks against the United States, (ii) changes in general and local economic conditions,
(iii) consumer confidence and housing demand, (iv) competition,
(v) government regulations affecting the Company's operations, (vi) the availability and cost of land, materials and labor and (vii) conditions in the capital, credit and homebuilding markets. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

General

    Dover Investments Corporation (the "Company") engages primarily in residential real estate development. Westco Community Builders, Inc., a California corporation ("WCB"), is primarily responsible for the construction and the development of the real estate.

Real Estate Development

    Below is a summary of the Company's major real estate development activities during the quarter ended September 30, 2001.


GLENBRIAR ESTATES

    The Company, through ventures with WCB, continued to develop the Glenbriar Estates project in Tracy, California.

    All of the land owned by the ventures is covered by either vesting tentative subdivision maps or final subdivision maps. The ventures have two model complexes for two product types of homes at Glenbriar Estates, the Glenbrook Subdivision and the Meadowbrook Subdivision.
In November of 2000, the voters of Tracy passed a "slow growth" initiative which is intended to slow residential development within the City of Tracy. WCB brought legal actions against the City of Tracy to, among other things, confirm that the initiative did not apply to Glenbriar Estates because the land owned by the ventures was covered by vesting tentative subdivision maps which predated the effective date of the initiative. WCB and the City of Tracy have settled all litigation relating to this matter and the City has acknowledged, among other things, that the initiative does not apply to the land owned by the ventures so long as the existing vesting tentative subdivision maps remain in effect. At this time the Company no longer believes that the passage of the initiative will disrupt the orderly development of the remainder of the Glenbriar Estates project.
As part of the settlement of the litigations referred to above, the City of Tracy agreed to provide sewer and water capacity and residential growth allocations for approximately fifty percent (50%) of the remainder of the Glenbriar Estates project during 2001 and water capacity for the balance of the Glenbriar Estates project in January 2002.
It is expected that sewer capacity and residential growth allocations for the balance of the Glenbriar Estates project will also be secured in January 2002 as well. Prior to the third quarter of 2001, the Glenbriar Estates project had used up all residential growth allocations previously allocated by the City of Tracy. The City did not allocate additional residential growth allocations to the project until late
August, 2001. In addition, the demand for homes at the Glenbriar Estates project was severely reduced during the third quarter of 2001. As a result, the Company did not pre-sell any homes at Glenbriar Estates during the third quarter of 2001, which is expected to result in a decrease in closings for the fourth quarter of 2001 and beyond.

    During 2001 a downturn in the national and regional economy has significantly reduced the number of sales of new homes in the Tracy area. Buyer activity in the Tracy area remains extremely weak and standing inventory among builders in the Tracy area is at unusually high levels. New home prices have also come under pressure. The Company believes that the Tracy housing market will remain weak for the foreseeable future.

HIGHER PRICED HOMES

    In September of 1999, the Company entered into a venture with WCB to develop a large (approximately 9,600 square feet) higher priced "custom" home in Atherton, California. The home is expected to go on the market in November of 2001. The Company believes that the market for higher priced homes in Atherton, California has declined during 2001.


OTHER RESIDENTIAL PROPERTIES

    The Company, through a venture with WCB, has purchased a property in San Leandro, California (the "Halcyon Project"). The property has been approved for eighteen single family homes, and site work is expected to commence during the fourth quarter of 2001. The venture intends to construct and sell the eighteen homes during 2002.

    In June 2001, the Company, through another venture with WCB, purchased an additional property in Novato, California
(the "Woodview Project"). The property has been approved for twenty single family homes, and it is the intention of the venture to build and sell twenty homes on the property during 2002 and 2003.
The property has an approved vested tentative subdivision map and is currently going through design review for its house plans.

SOUTH TRACY INDUSTRIAL PARK

    In 1999 the Company, through a venture with WCB, entered into an agreement to purchase and develop for industrial use approximately fifty acres of industrial property in the southern part of the City of Tracy ( the "South Tracy Industrial Park"). A tentative subdivision map has been approved by the City of Tracy, and approval of a final subdivision map is pending. Site improvements have been completed on Phase One of the property and the Company expects that construction of the first industrial building will commence in the first quarter of 2002. The venture previously had anticipated starting construction of the first two industrial buildings at the same time; however, in view of the downturn in the economy, the venture has determined to proceed with one building at this time and to proceed with additional buildings as occupancy levels justify. Development and rental of the entire industrial park is expected to continue for several years.


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


Liquidity and Capital Resources

    During the three months ended September 30, 2001, the Company used liquid assets primarily to fund expenditures in connection with the real estate development projects, debt service and general and administrative expenses. The Company met its funding requirements primarily from cash reserves, and from revenues from home and lot sales and construction financing from private sources secured by the homes under construction.

    The Company's primary sources of liquidity in the future will continue to be cash reserves and revenues generated from the development projects, and construction financing when appropriate.

    At September 30, 2001, the Company had an aggregate outstanding balance of $5,184,000 under its construction loans. These loans will be repaid from the proceeds of home and lot sales. The loans bear interest at the rate of prime plus 0.75% through 1.25% per annum and have various maturity dates.

Results of Operations

    For the quarter ended September 30, 2001, the Company had net income of $949,000, compared to $1,418,000 for the same period in 2000.

    For the quarter ended September 30, 2001, the Company closed the sale of 20 homes and 20 lots at the Glenbriar Estates project, compared to 41 homes and 41 lots for the same period in 2000.

    Total sales for the quarter ended September 30, 2001 were $8,305,000, resulting in a gross profit of $2,071,000 and a gross profit margin of 24.94%, compared to total sales of $12,513,000, resulting in a gross profit of $2,738,000 and a gross profit margin of 21.88%, for the same period in 2000. The decrease in gross profit resulted primarily from fewer home sales at the Glenbriar Estates development project. The total sales for the quarter ended September 30, 2000 of $12,513,000 is a restated number, reflecting the restatement of prior period lot sales and cost of home and lot sales to correct the elimination of inter-company transactions.
The restatement had no impact on gross profit, net income or earnings per share in the Company's previously issued financial statements. See Note 3 to the Company's Consolidated Financial Statements included in Item 1 above.

    Minority interest in ventures for the third quarter of 2001 was $1,299,000, compared to $1,394,000 for the same period in 2000. The decrease in minority interest is attributable to decreased sales of homes and lots at the Glenbriar Estates project.

    Selling expenses for the quarter ended September 30, 2001 were $441,000, which represents 5.31% of revenues for that quarter, compared to $605,000, which represents 4.83% of revenues for the same period in 2000. The decrease in selling expenses was primarily due to decreased sales at the development projects and decreased marketing and related commission expenses.

    General and administrative expenses for the quarter ended
September 30, 2001 were $346,000, compared to $443,000 for the same period in 2000, a decrease of 21.90%. The decrease was primarily due to decreased staffing, and decreased professional fees and other administrative expenses.

    Interest income for the quarter ended September 30, 2001 was $211,000, compared to $443,000 for the same period in 2000. The decrease is attributable to decreases in interest rates and decreased interest income from notes receivable.

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


  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS

                   None

  ITEM 5.   OTHER INFORMATION

                  On October 18, 2001, Frederick M. Weissberg,
                  Lawrence Weissberg's son, was appointed
                  Executive Vice President of the Company.

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits
                   None

          (b)    Reports on Form 8-K
                   None








                                               SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DOVER INVESTMENTS CORPORATION


Date: November 8, 2001       By:  /s/Frederick M. Weissberg
                                                        Frederick M. Weissberg
                                                        Executive Vice President