Form 10-K
period 2001-12-31
DOVER INVESTMENTS CORP
filed 2002-03-26
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                    FORM 10-K


                         (Mark One)
    [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001
                                        OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to

              Commission File Number 1-8631


              DOVER INVESTMENTS CORPORATION
              (Name of registrant as specified in its charter)


               DELAWARE                                 94-1712121
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)         Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the Class A Common Stock and Class B Common Stock as of March 1, 2002, was $10,623,185.

The number of shares outstanding of each of the registrant's classes of Common Stock as of March 1, 2002, were as follows:


          Title                                     Shares Outstanding

   Class A Common Stock ...........        1,000,987
   Class B Common Stock ...........           312,833



         DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement relating to the registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.













                     TABLE OF CONTENTS
                                                                                           Page No.
                                   PART I

ITEM 1.     BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

ITEM 2.     PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . .    5

ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . .   5

ITEM 4.     SUBMISSION OF MATTERS TO
                  A VOTE OF SECURITY HOLDERS . . . . . . . . .   6


                                PART II

ITEM 5.     MARKET FOR REGISTRANT'S
                  COMMON EQUITY AND RELATED
                  STOCKHOLDER  MATTERS . . . . . . . . . . . . .      6

ITEM 6.     SELECTED FINANCIAL DATA . . . . . . . . . . .     7

ITEM 7.     MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS . . . . . . . . .   10

ITEM 7A   QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK . . . .   16

ITEM 8.     FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA . . . . . . . . . . . . . . .   16

ITEM 9.     CHANGES IN AND DISAGREEMENTS
                  WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE. . . . . . . . . .    17


                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS
                  OF THE REGISTRANT. . . . . . . . . . . . . . . . . .    17

ITEM 11.   EXECUTIVE COMPENSATION .. . . . . . . . .     18

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND
                  MANAGEMENT . . . . . . . . . . . . . . . . . . . . . .     18

ITEM 13.  CERTAIN RELATIONSHIPS AND
                  RELATED TRANSACTIONS. . . . . . . . . . . .      18

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS,
                  SCHEDULES  AND REPORTS ON
                  FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .       18


APPENDIX A.  CONSOLIDATED FINANCIAL STATEMENTS OF
                          DOVER INVESTMENTS CORPORATION AND
                          SUBSIDIARIES, AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS,
                          DECEMBER 31, 2001, 2000 AND 1999

























                              PART I

ITEM 1.   BUSINESS

General

          Dover Investments Corporation (the "Company") engages primarily in residential real estate development. Westco Community Builders, Inc., an independent California corporation ("WCB"), is primarily responsible for the construction and the development of the real estate.

          The Company and WCB have formed one California general partnership, Glenbriar Joint Venture, and three California limited liability companies, Glenbriar Venture #2, LLC, Tracy Residential Venture Partners, LLC and Meadowbrook Ventures, LLC (collectively, the "Developers"), for development of the Glenbriar Estates project described below, another
California limited liability company, South Tracy Industrial Park, LLC ("STIP"), for development of the South Tracy Industrial Park project described below, another California limited liability company, Halcyon Properties, LLC ("Halcyon"), for development of the San Leandro project described below, and another California limited liability company, Woodview Estates, LLC ("Woodview"), for development of the Novato project described below.
For each of the above entities the Company contributes all of the capital (except that for Glenbriar Venture #2, LLC, WCB contributed 25% of the capital through December 1998). WCB is paid a fee for managing the construction and development of the real estate. The Company (and WCB, with respect to Glenbriar Venture #2, LLC) receives a preferred return on equity in the above entities, at an annual rate of 10% to12%, through December 31, 2001, and of approximately 7%, since January 1, 2002.
Remaining profits in each entity are split, 50% to the Company and 50% to WCB (or, in the case of Glenbriar Venture #2, LLC, 50% to 75% to the
Company and the remainder to WCB) according to the governing agreements.

          The Company has also, together with three other independent parties, formed a New York limited liability company, SPM, LLC ("SPM"), for development of the Coram Plaza Shopping Center project described below. Capital contributions and distributions to the members are made according to membership interest. Initially, each member had a 25% membership interest.
In 2000, the Company and two of the other members of SPM purchased an additional 5% interest each from the fourth member, thereby increasing the membership interest of the three members to 30% each, with the fourth member retaining a 10% membership interest in SPM.



Real Estate Development

          Below is a summary of the Company's major real estate development activities during 2001.


GLENBRIAR ESTATES

          The Company, through its various ventures, continued to develop the Glenbriar Estates project in Tracy, California.

          All of the land owned by the ventures is covered by either vesting tentative subdivision maps or final subdivision maps.
The ventures have two model complexes for two product types of homes at Glenbriar Estates, the Glenbrook Subdivision and the Meadowbrook Subdivision.

          In November of 2000, the voters of Tracy passed a "slow growth" initiative which is intended to slow residential development within the City of Tracy. The ventures brought legal actions against the City of Tracy to, among other things, confirm that the initiative did not apply to Glenbriar Estates because the land owned by the ventures was covered by vesting tentative subdivision maps which predated the effective date of the initiative. The ventures and the City of Tracy have settled all litigation relating to this matter and the City has acknowledged, among other things, that the initiative does not apply to the land owned by the ventures so long as the existing vesting tentative subdivision maps remain in effect. At this time the Company no longer believes that the passage of the initiative will disrupt the orderly development of the remainder of the Glenbriar Estates project. Pursuant to the settlement of the litigation referred to above, the City of Tracy provided sewer and water capacity and residential growth allocations for approximately fifty percent (50%) of the remainder of the Glenbriar Estates project in August 2001 and water capacity for the balance of the Glenbriar Estates project in January 2002. Sewer capacity and residential growth allocations for the balance of the Glenbriar Estates project were secured in February 2002.

          During 2001 a downturn in the national and regional economy significantly reduced the demand for new homes in the Tracy area. Buyer activity in the Tracy area was extremely weak and standing inventory among builders in the area was at unusually high levels. New home prices also came under pressure in 2001. In addition, during a part of the second and third quarters of 2001 prior to August 2001, the ventures had used up all residential growth allocations previously allocated by the City of Tracy or purchased from other builders, preventing the ventures from building additional homes.

HIGHER PRICED HOME

          In September of 1999, the Company entered into a joint venture with WCB to develop a large (approximately 9,600 square feet) higher priced "custom" home in Atherton, California. Construction of the home was completed in December 2001. The home went on the market in January 2002.

OTHER RESIDENTIAL PROPERTIES

          The Company, through Halcyon, has purchased a property in San Leandro, California. The property has been approved for eighteen single family homes, and site work is expected to commence during the second quarter of 2002. The venture intends to construct and sell the eighteen homes during 2002.

          In June 2001, the Company, through Woodview, purchased an additional property in Novato, California. The property has been approved for twenty single family homes, and it is the intention of the venture to build and sell twenty homes on the property during 2002 and 2003. The property has an approved vested tentative subdivision map and is currently going through design review for its house plans.

SOUTH TRACY INDUSTRIAL PARK

          In 1999 the Company, through STIP, entered into an agreement to purchase and develop for industrial use approximately fifty acres of industrial property in the southern part of the City of Tracy. A tentative subdivision map for the entire property and a final subdivision map for Phase I of the property have been approved by the City of Tracy. Site improvements have been completed on Phase I of the property and construction of the first industrial building commenced in the first quarter of 2002. The venture previously had anticipated starting construction of the first two industrial buildings at the same time; however, in view of the downturn in the economy, the venture has determined to proceed with one building at this time and to proceed with additional buildings as occupancy levels justify. Development and rental of the entire industrial park is expected to continue for several years.

CORAM PLAZA SHOPPING CENTER, CORAM, NEW YORK

          In 1999 SPM purchased a property, with buildings and improvements, located in the Coram Plaza Shopping Center, in Coram, New York. A portion of the property was sold in 2000. SPM has completed development of the remaining property for commercial use and is currently leasing the property to tenants. Competitive Position of the Company

          The development and sale of residential properties is highly competitive, and the Company competes with numerous national, regional and local builders primarily on the basis of price, location, design, reputation, quality and amenities. In addition, the Company competes with other housing alternatives including existing homes and rental housing. Although the Company believes that it competes effectively with respect to each of these factors, there can be no assurance that the Company will maintain its competitive position against current and potential competitors.

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

Backlog

          The Company has a backlog of homes and lots for which it has entered into sales contracts but which it has not yet delivered. The Company's backlog at December 31, 2001 was approximately sixteen homes at an aggregate sales price of approximately $5,493,000. As the Company's sales contracts are subject to certain conditions being satisfied and generally may be cancelled by the customer in the event mortgage financing is unobtainable within a specified period of time, no assurances can be given that homes subject to pending sales contracts will result in closings.

Employees

          The Company currently has five full-time employees, all of whom work at the Company's executive offices in San Francisco.

Executive Officers of the Company

          The following is information with respect to the executive officer of the Company who is not also a director of the Company:

          Erika Kleczek - Ms. Kleczek, age 59, has served as the Company's Principal Financial Officer since January 1997 and as the Company's Secretary and Treasurer since February 1991. Ms. Kleczek served in various managerial positions for the Company and Homestead Savings and Loan Association, a former subsidiary of the Company, from June 1983 to February 1991.


ITEM 2.   PROPERTIES

          The Company leases its executive office space in San Francisco, California under a lease that commenced on October 1, 1997 with an initial term ending on September 30, 2002. On November 15, 2001, the Company exercised an option to extend the lease for an additional period of two years ending on September 30, 2004.

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

          The high and low bid information for 2001 and 2000 are as reported on the National Quotation Bureau Pink Sheets. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                        CLASS A COMMON STOCK

                                                                           High                  Low
Fiscal 2001 Quarter Ended:
       March 31                                                      18.000              11.125
       June 30                                                         13.500              11.000
       September 30                                               13.250               11.850
       December 31                                                14.500               12.650

Fiscal 2000 Quarter Ended:
       March 31                                                      16.000               13.000
       June 30                                                         13.125               12.250
       September 30                                                13.750               12.375
       December 31                                                 12.500               10.750




                                        CLASS B COMMON STOCK

                                                                           High                  Low
Fiscal 2001 Quarter Ended:
       March 31                                                     16.875               11.250
       June 30                                                        12.250               11.750
       September 30                                               12.600               11.750
       December 31                                                13.250               12.600

Fiscal 2000 Quarter Ended:
       March 31                                                      17.000               15.000
       June 30                                                         17.000               13.000
       September 30                                               14.179                14.000
       December 31                                                12.500                  8.500

Holders
          As of March 1, 2002, there were 339 stockholders of record of the Class A Common Stock and 129 stockholders of record of the Class B
Common Stock.


Dividends

          The Company has not paid dividends on the Class A Common Stock and Class B Common Stock since June 30, 1989 and presently has no intention to pay dividends in the foreseeable future.


         ITEM 6.  SELECTED FINANCIAL DATA

Quarterly Financial Data:

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



                                                                     Quarter Ended
                                             December 31,   September 30,   June 30,     March 31,
                                             2001                 2001                 2001          2001

Net Sales                                 $ 863             $8,305               $10,419     $2,512
Cost of Sales                              488               4,935                   6,017       1,401
Minority Interest in
  Joint Ventures                          (36)              1,299                   1,734          339
Gross Profit                               411               2,071                   2,668          772
Selling Expenses                        125                  441                      511          195
General and
  Administrative
  Expenses                                 282                  346                      307          569
Other Income                            131                  211                      243          305
Income before
  Income Taxes                          135               1,495                   2,093          313
Provision for
  Income Taxes                          316                 546                       611          141
Net Income (Loss)                 $(181)             $ 949                  $1,482       $ 172
Basic Earnings (Loss)
  per Share                            $(0.15)             $0.79                    $1.24       $0.14
Diluted Earnings (Loss)
  per Share                            $(0.15)             $0.79                    $1.23       $0.14
Weighted Average
  Number of
 Shares Outstanding:
 Basic                                  1,196,340          1,195,894         1,195,653    1,195,098
 Diluted                               1,196,340          1,201,499         1,200,440    1,208,664













                                                                          Quarter Ended
                                             December 31,   September 30,   June 30,     March 31,
                                             2000                 2000                 2000          2000

Net Sales                                 $10,827           $12,513              $10,692     $14,352
Cost of Sales                               6,940               8,381                 7,053         9,171
Minority Interest in
  Joint Ventures                              554              1,394                  1,293         1,384
Gross Profit                                3,333               2,738                  2,346         3,797
Selling Expenses                            547                  605                     519           864
General and
  Administrative
  Expenses                                     611                  443                     271           341
Other Income                                399                  504                     398           349
Income before
  Income Taxes                           2,574               2,194                  1,954         2,941
Provision for
  Income Taxes                           1,653                 776                      908         1,009
Net Income                                $ 921            $1,418                  $1,046       $1,932
Basic Earnings
  per Share                                 $0.80               $1.24                  $0.92         $1.69
Diluted Earnings
  per Share                                 $0.80               $1.21                  $0.89         $1.62
Weighted Average
  Number of
 Shares Outstanding:
 Basic                                   1,145,489          1,142,790         1,142,790    1,142,540
 Diluted                                1,145,489          1,170,234         1,168,960    1,189,794




Annual Financial Data:

          The following table sets forth certain consolidated financial data for the periods indicated and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in Part II of this Form 10-K Annual
Report (dollar amounts in thousands, except per share amounts).


                                                                   Year Ended December 31,
                                                  2001        2000          1999         1998          1997

Statement of Operations Data:
Total revenues                          $22,099     $48,384      $64,294    $25,116     $18,921

Gross profit                                  5,922      12,214        11,805       4,839         2,553
Net income                                   2,422        5,317         4,305        1,410            388
Basic earnings per share                $2.03        $4.64         $3.93        $1.34         $0.39
Diluted earnings per share             $2.01        $4.64         $3.88        $1.30         $0.38

Balance Sheet Data:

Cash and cash equivalents         $18,377     $20,531      $15,449    $ 8,622      $ 2,660
Total assets                                51,408        43,245       44,118      37,467       29,109
Total debt                                    6,570          2,479         8,299      12,650         7,063
Stockholders' equity                   42,978        37,737       29,936      22,797       20,447


Restatement

       The Company has restated prior period lot sales and cost of home and lot sales to correct the elimination of inter-company transactions. The restatement had no impact on gross profit, net income or earnings per share in the Company's previously issued financial statements. See Note A to the Company's Consolidated Financial Statements included as Appendix A to this report.


         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information set forth below and elsewhere in this Annual Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business operations and financial condition. The words or phrases "can be", "may affect", "may depend", "expect", "believe", "anticipate", "intend", "will", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed in this document or in the Company's other public filings, including (i) the continued impact of the terrorist attacks against the United States on September 11, 2001, (ii) changes in general and local economic conditions, (iii) consumer confidence and housing demand, (iv) competition, (v) government regulations affecting the Company's operations, (vi) the availability and cost of land, materials and labor and (vii) conditions in the capital, credit and homebuilding markets.
All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.


Results of Operations for the Years Ended December 31, 2001 and 2000

          The Company had net income of $2,422,000 for the year ended December 31, 2001, compared to $5,317,000 in 2000.

           In the year ended December 31, 2001, the Company had no home sales at the Marina Vista development project (which was completed in 2000),
compared to 8 such sales in 2000.   At the Glenbriar Estates project, the
Company closed the sale of 56 homes for the year ended December 31, 2001, compared to 136 homes in 2000. In 2000, the Company also closed the sale of a portion of the Glenbriar Estates property to the City of Tracy for the use as a park site, and another portion of the property to the Jefferson School District for use as part of a school site. The Company did not sell any higher priced custom homes in the years ended December 31, 2001 and 2000.

          Total sales for the year ended December 31, 2001 were $22,099,000, resulting in a gross profit of $5,922,000 and a gross profit margin of 26.80%, compared to total sales of $48,384,000, resulting in a gross profit of $12,214,000 and a gross profit margin of 25.24%, for the same period in 2000. The decrease in sales resulted primarily from the reduced demand for new homes in the Tracy area during 2001 and the resulting decrease in sales at the Glenbriar Estates project, the lack of residential growth allocations for the Glenbriar Estates project during a part of the second and third quarters of 2001 prior to August 2001, and the absence of sales at the Marina Vista project during 2001. See the discussion of the Glenbriar Estates project under "BUSINESS - Real Estate Development" above.

          Minority interest in joint ventures for the year ended
December 31, 2001 decreased to $3,336,000, compared to $4,625,000 for 2000. The decrease in minority interest is attributable to decreased sales of homes and lots at the Glenbriar Estates and the Marina Vista projects.

          Selling expenses for the year ended December 31, 2001 were $1,272,000, which represents 5.76% of revenues for 2001, compared to $2,535,000, which represents 5.24% of revenues for 2000. The decrease in selling expenses was primarily due to decreased sales at the development projects and decreased marketing and related commission expenses.

          General and administrative expenses for the year ended December 31, 2001 were $1,504,000, compared to $1,666,000 for 2000, a decrease of 9.72% compared to 2000. The decrease was primarily due to the absence of performance based compensation, partially offset by increased legal fees and other administrative expenses.

          Interest income in 2001 decreased to $887,000, compared to $1,591,000 in 2000. The decrease is attributable to decreases in interest rates and decreased interest income from notes receivable.

          The Company expects that the development projects will continue to generate profits. See "BUSINESS - Homebuilding Industry" above for a discussion of general economic conditions and competitive factors that influence the Company's profitability.

Results of Operations for the Years Ended December 31, 2000 and 1999

          The Company had net income of $5,317,000 for the year ended December 31, 2000, compared to $4,305,000 for the year ended
December 31, 1999.

          In the year ended December 31, 2000, the Company closed the sale of 8 homes at the Marina Vista development project, compared to 45 closed home sales in 1999. At the Glenbriar Estates project, the Company closed the sale of 136 homes for the year ended December 31, 2000, compared to 121 homes in 1999. In 2000, the Company also closed the sale of a portion of the Glenbriar Estates property to the City of Tracy for the use as a park site, and another portion of the property to the Jefferson School District for use as part of a school site. In the year ended December 31, 2000, the Company did not sell any higher priced homes, compared to the sale of three homes in 1999.

          Total sales for the year ended December 31, 2000 were $48,384,000, resulting in a gross profit of $12,214,000 and a gross profit margin of 25.24%, compared to total sales of $64,294,000, resulting in a gross profit of $11,805,000 and a gross profit margin of 18.36%, for
the same period in 1999.   The increase in gross profit resulted primarily
from increases in sales prices and the strong California real estate market in general. The decrease in sales resulted primarily from decreased sales at the Marina Vista project and the absence of sales of higher priced homes.

          Minority interest in joint ventures for the year ended December 31, 2000 decreased to $4,625,000, compared to $5,370,000 for 1999. The decrease in minority interest is attributable to the absence of sales of higher priced homes, which offset increases otherwise resulting from the sale of a larger number of homes and lots at the Glenbriar Estates project.

          Selling expenses for the year ended December 31, 2000 were $2,535,000, which represents 5.24% of revenues for 2000, compared to $3,560,000, which represents 5.54% of revenues for 1999. The decrease in selling expenses was primarily due to decreased sales at the Marina Vista project, decreased staffing at the development projects and decreased marketing and related commission expenses.

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

Restatement

       The Company has restated prior period lot sales and cost of home and lot sales to correct the elimination of inter-company transactions. The restatement had no impact on gross profit, net income or earnings per share in the Company's previously issued financial statements. See Note A to the Company's Consolidated Financial Statements included as Appendix A to this report.


Liquidity and Capital Resources

          At December 31, 2001, the Company had total assets of $51,408,000, as compared to total assets of $43,245,000 at December 31, 2000.
The cost of the Company's property being developed was $28,473,000 in 2001, compared to $19,855,000 in 2000. The increase is primarily due to the purchase of the properties in San Leandro and Novato, California and development costs of the higher priced custom home in Atherton, California. Highly liquid assets were $18,377,000 at December 31, 2001, compared to $20,531,000 at December 31, 2000.

          The Company's total liabilities increased to $8,430,000 at December 31, 2001, compared to $5,508,000 at December 31, 2000.
This increase is attributable primarily to an increase in notes payable. Notes payable increased to $6,570,000 in 2001, from $2,479,000 in 2000. The increase is attributable to additional investments in properties.

          The additional paid-in capital of $2,819,000 for the year ended December 31, 2001 is due to realization of the tax benefits related to net operating losses incurred prior to the Company's quasi-reorganization in 1993 in the amount of $2,804,000 and the issuance of stock of $15,000.

          During 2001, the Company's primary liquidity needs were related to funding development costs of the Glenbriar Estates project and the higher priced home and interest payments in the amount of $61,000.

          At December 31, 2001, the Company had an aggregate outstanding
balance of $6,570,000 under  revolving credit agreements.   The loans are
secured by lots and homes under construction and will be repaid from the
proceeds of home and lot sales.   The loans bear interest at the rate of prime
plus 0.75% through 1.00% per annum and have various maturity dates. We have contractual obligations totaling approximately $6,700,000. The majority of these relate to notes payable and operating leases. The notes payable are principally for property held for development while the operating leases are primarily related to office space.

Contractual Obligations        Total                 Less than 1 year      1-3 years

Notes Payable                       $6,570,000       $6,570,000              $      -
Operating Leases                       143,000              52,000                 91,000

Total Contractual
Cash Obligations                  $6,713,000        $6,622,000               $91,000


          The Company's primary sources of liquidity during 2001 were revolving credit agreements and the proceeds of home sales. The Company may also borrow funds from time to time for development of real estate projects.

Outlook

          The Company sold two homes at the Glenbriar Estates project during the first quarter of 2002 and entered into sales contracts for fourteen additional homes at the Glenbriar Estates project in October, November and December 2001 and January 2002. The Company believes that one of these fourteen homes will likely close in the first quarter of 2002 and that the other fourteen homes will likely close in the second quarter of 2002. As the Company's sales contracts are subject to satisfaction of certain conditions and cancellation by the customer, no assurances can be given that the sales contracts for these fourteen homes will result in actual closings. See
"BUSINESS - Backlog" above. In addition, the Company's higher priced home in Atherton, California is currently being marketed for sale. The
Company cannot predict when that home will be sold.

          Based on the foregoing, the Company expects sales for the first quarter of 2002 to be significantly lower than for the same period in 2001. Based on the foregoing, the Company also expects sales for the second quarter of 2002 to be significantly lower than for the same period in 2001 (unless the higher priced home is sold during the second quarter of 2002, in which case sales for this period would likely be higher than for the same period in 2001).

          The Company believes, based on the number of homes at the Glenbriar Estates project for which the Company entered into sales contracts in October, November and December 2001 and January 2002, that interest among buyers at the Glenbriar Estates project has increased somewhat.

Critical Accounting Policies

          The Company's most critical accounting policies mainly involve the use of estimates in the valuation of certain assets and liabilities. In particular, at December 31, 2001 homes held for sale amounting to $l,848,000 and property held for development amounting to $26,625,000 are recorded at cost, which the Company has estimated to be lower than fair market value. Further, the Company has recorded a warranty reserve of $591,000 at December 31, 2001 to cover warranty expenses incurred subsequent to sales being recorded. Based on historical trends and other information, the Company considers this reserve to be adequate.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its majority owned and controlled Joint Venture and Limited Liability Companies. All significant inter-company transactions are eliminated in consolidation.

Revenue From and Cost of Home Sales

          The Company recognizes income from home sales upon closing and transfer of title to the buyer. The cost of a home sold, includes land, site development, construction, management fees and financing costs. For each home sold, a reserve equal to one percent of the selling price is established to cover warranty expense incurred subsequent to the home sale. Warranty expenditures are charged to the reserve when paid. Sale of lots are recognized upon the closing and transfer of title to the buyer. The cost of the lot sold, includes land, site improvement, development and financing costs.

SPM, LLC

          The Company accounts for its investment in SPM, LLC on the cost method since it does not have significant influence over the operations of SPM, LLC. The Company includes this investment with its property held for development at cost, which the Company considers to be lower than estimated market value.


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

    Index to Financial Statements
          Report of Independent Certified Public Accountants . . . . . .      A-1

          Consolidated Balance Sheets at December 31, 2001
               and 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        A-2

          Consolidated Statements of Earnings for the Years Ended
             December 31, 2001, 2000 and 1999. . . . . . . . . . . . . . . . .       A-3

          Consolidated Statement of Stockholders' Equity for the
             Years Ended December 31, 2001, 2000 and 1999. . . . . . .      A-4

          Consolidated Statements of Cash Flows for the Years
             Ended December 31, 2001, 2000 and 1999. . . . . . . . . . . .      A-5

          Notes to Consolidated Financial Statements at
             December 31, 2001, 2000 and 1999. . . . . . . . . . . . . . . . .       A-6

          ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
                          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                          DISCLOSURE

                           None.


                             PART III

          ITEM 10.  DIRECTORS AND  EXECUTIVE OFFICERS OF THE
                            REGISTRANT

          The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 1 -- Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 2002 Annual Meeting of Stockholders, except for the information regarding the Company's executive officer who is not also a director of the Company, which is included in "BUSINESS - Executive
Officers of the Company" above.



          ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Directors" contained in the Proxy Statement to be used by the Company in connection with its 2002 Annual Meeting of Stockholders.

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement to be used by the Company in connection with its 2002 Annual Meeting of Stockholders.


          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS

          The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" contained in the Proxy Statement to be used by the Company in connection with its 2002 Annual Meeting of Stockholders.


          ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS,
                           SCHEDULES AND REPORTS ON FORM 8-K

     (a)  See "FINANCIAL STATEMENTS AND SUPPLEMENTARY
           DATA" above for a list of the financial statements filed as part of this report. The exhibits listed below are filed with or incorporated into this report.

             3.1       Restated Certificate of Incorporation and Restated
                         By-Laws of the Company.(1)
           10.5       Partnership Agreement, Glenbriar Joint Venture, dated
                         January 7, 1994 between GIC Investment Corporation and Westco Community Builders.(1)
          10.7        Form of Nonqualified Stock Option Agreement as of
                         November 16, 1994.(1)
          10.9        Form of Incentive Stock Option Agreement.(1)
          10.10      Form of Nonqualified Stock Option Agreement.(1)
          10.11      Partnership Agreement, Tracy Residential Venture
                         Partners, LLC, dated April 6, 1998 between the Company and Westco Community Builders, Inc.(2)
          10.12      $3,350,000 Line of Credit Collateralized by a Deed of
                         Trust dated October 22, 1998.(3)
          10.13      $10,500,000 Promissory Note and Loan Agreement
                         Collateralized by a Deed of Trust dated
                         July 22, 1998.(3)
          10.14      Lease Agreement, dated October 1, 1997.(4)
          10.15      Sublease Agreement, dated October 1, 1997 between
                         the Company and Wilfred, Inc.(4)
          10.16      1995 Stock Option Plan, as amended. (5)
          10.17      Partnership Agreement, Meadowbrook Ventures, LLC.(6)
          10.18      Partnership Agreement, South Tracy Industrial
                         Park, LLC.(7)
          10.19      Partnership Agreement, SPM, LLC.(7)
          10.20      Stock Option Plan for Non-employee Directors, as amended
                         and restated. (8)
          10.21      Partnership Agreement, Halcyon Properties, LLC.(9)
          10.12      Partnership Agreement, Woodview Estates, LLC.(10)
          21.1       Subsidiaries of the Company.


          (1) -     Incorporated by reference to Exhibits 3.1, 10.5, 10.7, 10.9 and 10.10 in the Company's Annual Report on Form 10-K
                      for the Year Ended December 31, 2000.
          (2) -     Incorporated by reference to Exhibit 10.11 in the Company's
                      Annual Report on Form 10-KSB for the Year Ended
                      December 31, 1999.
          (3) -     Incorporated by reference to Exhibits 10.12 and 10.13 in the
                      Company's Annual  Report on Form 10-KSB for the Year
                      Ended December 31, 1998.
         (4) -      Incorporated by reference to Exhibits 10.14 and 10.15 in the
                      Company's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 1999.
         (5) -     Incorporated by reference to Exhibit 10.16 in the
                     Company's Quarterly Report on Form 10-QSB for the
                     Quarter Ended June 30, 1999.
         (6) -     Incorporated by reference to Exhibit 10.17 in the Company's
                     Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 1999.
         (7) -     Incorporated by reference to Exhibits 10.18 and 10.19 in the
                     Company's Annual  Report on Form 10-KSB for the Year
                     Ended December 31, 1999.
         (8) -     Incorporated by reference to Exhibit 10.20 in the Company's
                     Quarterly Report on Form 10-Q for the Quarter Ended
                     June 30, 2000.
         (9) -     Incorporated by reference to Exhibit 10.21 in the Company's
                     Quarterly Report on Form 10-Q for the Quarter Ended
                     June 30, 2001.
         (10) -   Incorporated by reference to Exhibit 10.22 in the Company's
                     Quarterly Report on Form 10-Q for the Quarter Ended
                     June 30, 2001.

     (b.) No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the year ended December 31, 2001.

                            SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DOVER INVESTMENTS CORPORATION


Date: March 26, 2002          By:  /s/ Frederick M. Weissberg
                                                   Frederick M.  Weissberg
                                                   Chairman of the Board and
                                                   President



          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                                  Title                                    Date
/s/ Arnold Addison                  Director                                March 26, 2002
(Arnold Addison)

/s/ John Gilbert                        Director                                March 26, 2002
(John Gilbert)

/s/ Erika Kleczek                     Secretary, Treasurer and       March 26, 2002
(Erika Kleczek)                       Principal Financial Officer

/s/ Frederick M. Weissberg      Director, Chairman of the     March 26, 2002
(Frederick M. Weissberg)        Board and President

/s/ Will C. Wood                      Director                                March 26, 2002
(Will C. Wood)

                            APPENDIX A


              CONSOLIDATED FINANCIAL STATEMENTS AND
   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

    DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                 December 31, 2001, 2000 and 1999

   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Dover Investments Corporation

               We have audited the accompanying consolidated balance sheets of Dover Investments Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

              In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Investments Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



GRANT THORNTON LLP

San Francisco, California
March 4, 2002







                                 DOVER INVESTMENTS CORPORATION
                                    CONSOLIDATED BALANCE SHEETS
                                                       December 31,
                             (in thousands, except share and per share amounts)
ASSETS                                                                           2001              2000
   Cash and Cash Equivalents                                            $18,377          $20,531
   Homes Held for Sale                                                         1,848              1,848
   Property Held for Development                                      26,625             18,007
   Notes Receivable                                                                 885              1,822
   Deferred Tax Asset                                                           1,929                  -
   Other Assets                                                                     1,744              1,037
      Total Assets                                                               $51,408          $43,245

  LIABILITIES AND
   STOCKHOLDERS' EQUITY
   Accrued Interest and Other Liabilities                            $    796           $ 1,938
      Notes Payable                                                                6,570             2,479
   Minority Interest in Joint Ventures                                    1,064             1,091
         Total Liabilities                                                           8,430             5,508

    Stockholders' Equity
       Class A Common Stock, Par Value,
          $.01 Per Share-
          Authorized 2,000,000 Shares; Issued 883,487
          Shares in 2001 and 880,239 Shares in 2000                      8                    8
       Class B Common Stock, Par Value,
          $.01 Per Share-
         Authorized 1,000,000 Shares; Issued 317,411
         Shares in 2001 and 318,411 Shares in 2000                       3                    3
       Additional Paid-In Capital                                           28,266           25,447
       Retained Earnings since January 1, 1993                     14,726           12,304
       Treasury Stock (4,560 of Class B
          Shares in 2001 and 2000)                                              (25)               (25)

          Total Stockholders' Equity                                       42,978           37,737

  Total Liabilities and Stockholders' Equity                       $51,408        $43,245


          The accompanying notes are an integral part of these financial statements.

                                 DOVER INVESTMENTS CORPORATION
                             CONSOLIDATED STATEMENTS OF EARNINGS
                                             Years ended December 31,
                               (in thousands, except share and per share amounts)

                                                                    2001                  2000                    1999
                                                                                        Restated              Restated
Home Sales                                             $22,099             $45,684               $64,294
Lot Sales                                                       -                      2,700                     -
      Total Sales                                          22,099               48,384                 64,294

Cost of Homes Sold                                  12,841               29,945                 47,119
Cost of Lot Sales                                           -                      1,600                     -
      Total Cost of Sales                             12,841                31,545                47,119
Minority Interest in Joint Ventures              3,336                 4,625                   5,370

      GROSS PROFIT                                  5,922               12,214                 11,805

Selling Expenses                                         1,272                 2,535                   3,560
General and Administrative Expenses          1,504                 1,666                   1,207
                                                                   2,776                 4,201                   4,767

     Operating Income                                  3,146                 8,013                   7,038
Other Income:
   Interest                                                       887                 1,591                      824
   Fees                                                               3                       59                       51
     Total Other Income                                  890                  1,650                     875

Income before Provision
  for Income Taxes                                     4,036                  9,663                   7,913
Provision for Income Taxes                        1,614                  4,346                   3,608

    NET INCOME                                     $2,422                $5,317                 $4,305
Basic Earnings Per Share                            $2.03                  $4.64                   $3.93
Diluted Earnings Per Share                         $2.01                  $4.62                   $3.88
Weighted Average Number of
Shares Outstanding:
    Basic:                                              1,195,733           1,145,489            1,094,472
    Diluted:                                           1,202,990           1,151,204            1,108,427

               The accompanying notes are an integral part of these financial statements.

                          DOVER INVESTMENTS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Years ended December 31, 2001, 2000 and 1999
                                                   (in thousands)
                                                                          Additional                     Treasury
                                              Common Stock    Paid-In         Retained    Stock
                                              Class A Class B   Capital          Earnings    at Cost      Total
Balance at January 1, 1999      $8        $3           $20,441       $2,682       $(337)       $22,797

Re-issuance of Treasury
   Stock                                     -           -                 212               -             312              524
Realization of Prequasi-
   reorganization Net
   Operating Loss
   Tax Benefits                           -          -               2,310                -           -                2,310
Net Income                               -           -                    -         4,305            -                 4,305
Balance at
   December 31, 1999                8          3           22,963         6,987          (25)           29,936

Re-issuance of Treasury
   Stock                                     -           -                 387             -               -                   387
Realization of Prequasi-
   reorganization Net
   Operating Loss
   Tax Benefits                           -           -              2,097             -               -                2,097
Net Income                               -           -                   -           5,317            -                5,317
Balance at
   December 31, 2000                8          3           25,447         12,304        (25)           37,737

Issuance of Stock from
   Stock Option Exercises          -           -                  15                -             -                     15
Realization of Prequasi-
   reorganization Net
   Operating Loss
   Tax Benefits                           -           -              2,804              -             -                 2,804
Net Income                               -           -                   -           2,422           -                 2,422
Balance at
   December 31, 2001                $8        $3         $28,266       $14,726        $(25)      $42,978

               The accompanying notes are an integral part of this financial statement.

                                  DOVER INVESTMENTS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Years ended December 31,
                                                    (in thousands)

                                                                      2001                 2000               1999
Cash Flows from Operating Activities:
   Net Income                                                 $2,422              $5,317             $4,305
   Reconciliation of Net Income to
     Net Cash Provided by (Used in)
     Operating Activities:
        Income Accruing to Minority
         Interest in Joint Ventures                        3,336                4,625               5,370
        Tax Benefit of Utilizing Prequasi-
          reorganization Net Operating
          Losses                                                   2,804                2,097                2,310
Changes in Assets and Liabilities:
        Restricted Cash                                             -                     409                   (15)
        Homes Held for Sale                                     -                     (95)                  383
        Property Held for Development              (8,618)               3,625               1,670
        Notes Receivable                                        937                1,718              (1,862)
        Deferred Tax                                          (1,929)                   -                       -
        Other Assets                                             (707)                  298                    -
        Accrued Interest and
          Other Liabilities                                    (1,142)             (1,886)              2,024
Net Cash (Used in) Provided by
   Operating Activities                                     (2,897)            16,108              14,185
Cash Flows from Financing Activities:
        Repayment to Minority Interest
          in Joint Ventures                                   (3,363)            (5,593)             (3,531)
        Proceeds from Notes Payable                 12,672             14,053              17,725
        Repayment of  Notes Payable                  (8,581)          (19,873)           (22,076)
        Issuance of Stock from
         Stock Option Exercises                                15                 387                   524
Net Cash Provided by (Used in)
   Financing Activities                                          743           (11,026)             (7,358)

Net Increase (Decrease) in Cash
   and Cash Equivalents                                  (2,154)              5,082                 6,827
Cash and Cash Equivalents at
   Beginning of Year                                       20,531            15,449                 8,622

Cash and Cash Equivalents at
   End of Year                                              $18,377           $20,531             $15,449

Supplemental Cash Flow Activity:
   Cash Paid for Interest, Net of
     Capitalized Interest                                        $61               $207                  $660
   Cash Paid for Income Taxes                        $1,275            $2,033                  $805

             The accompanying notes are an integral part of these financial statements.


































                       DOVER INVESTMENTS CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2001, 2000 and 1999
                 (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING POLICIES

          Dover Investments Corporation (the "Company") engages primarily in residential real estate development. Westco Community Builders, Inc., an independent California corporation ("WCB"), is primarily responsible for the construction and development of the real estate. WCB is not owned nor controlled by the Company and accordingly is not part of these consolidated financial statements.

          The Company and WCB have formed one California general partnership, Glenbriar Joint Venture, and three California limited liability companies, Glenbriar Venture #2, LLC, Tracy Residential Venture Partners, LLC and Meadowbrook Ventures, LLC (collectively, the "Developers"), for development of the Glenbriar Estates project, another California limited liability company, South Tracy Industrial Park, LLC ("STIP"), for development of the South Tracy Industrial Park project, another California limited liability company, Halcyon Properties, LLC ("Halcyon"), for development of the San Leandro project, and another California limited liability company, Woodview Estates,
LLC ("Woodview"), for development of the Novato project. For each of the above entities the Company contributes all of the capital (except that for Glenbriar Venture #2, LLC, WCB contributed 25% of the capital through December 1998). WCB is paid a fee for managing the construction and
development of the real estate.   The Company (and WCB, with respect to
Glenbriar Venture #2, LLC) receives a preferred return on equity in the above entities at an annual rate of 10% to12%, through December 31, 2001, and of approximately 7%, since January 1, 2002. Remaining profits in each entity are split, 50% to the Company and 50% to WCB (or, in the case of Glenbriar Venture #2, LLC, 50% to 75% to the Company and the remainder to WCB) according to the governing agreements.

          The Company has also, together with three other independent parties, formed a New York limited liability company, SPM, LLC ("SPM"), for
development of the Coram Plaza Shopping Center project.   Capital
contributions and distributions to the members are made according to membership interest. Initially, each member had a 25% membership interest.
In 2000, the Company and two of the other members of SPM purchased an additional 5% interest each from the fourth member, thereby increasing the membership interest of the three members to 30% each, with the fourth member retaining a 10% membership interest in the company.

                     DOVER INVESTMENTS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2001, 2000 and 1999
               (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING POLICIES (continued)

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

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its majority owned and controlled Joint Venture and Limited Liability Companies. All significant inter-company transactions are eliminated in consolidation.

Property Held for Development

          Costs for the development of property and the building of homes are capitalized during the construction period. Such costs include expenditures for land, land improvements, model homes, capitalized interest, and construction in progress. When a home is sold, the cost of the sale is recognized, which includes land, site development, construction, management fees and financing costs using the specific identification method.

Revenues From and Cost of Home Sales

          The Company recognizes revenue from home sales upon the closing and transfer of title to the buyer. The cost of a home sold, includes land, site development, construction, management fees and financing costs. For each home sold, a reserve equal to one percent of the selling price is established to cover warranty expense incurred subsequent to the home sale. Warranty expenditures are charged to the reserve when paid. Sale of lots are recognized upon the closing and transfer of title to the buyer. The cost of the lot sold, includes land, site improvement, development and financing costs.


                      DOVER INVESTMENTS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 2001, 2000 and 1999
               (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING POLICIES (continued)

SPM, LLC

          The Company accounts for its investment in SPM, LLC on the cost method since it does not have significant influence over the operations of SPM, LLC. The Company includes this investment with its property held for development at cost, which the Company considers to be lower than estimated market value.

Income Taxes

          The Company follows the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and on the expected future tax benefit to be derived from tax loss carry forwards, if any. Additionally, deferred tax items are measured using current tax rates. A valuation allowance is established to reflect the likelihood of realization of deferred tax assets.

Concentrations of Risk

          The Company maintains its cash balances, which exceed federally insured limits, in major financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk or loss. The Company's development projects are primarily located in Northern California. Any changes to the housing market in this area could affect the Company's operations.
The Company operates as a single segment.

Cash and Cash Equivalents

          The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents for purposes of the Statement of Cash Flows. Amounts also include purchased securities, in the amount of $13,738 under agreements to resell (repurchase agreements) with primary securities dealers. Such repurchase agreements are typically overnight investments and collateralized by mortgage-backed certificates which are held on behalf

                  DOVER INVESTMENTS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2001 2000 and 1999
              (in thousands, except share and per share amounts)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES (continued)

of the Company by the dealers who arrange the transaction.
At December 31, 2001, the weighted average interest rate of such repurchase agreements was 4.04%. The market value of the repurchase agreements approximates cost.

Reclassification

          Certain prior year amounts have been reclassified to conform to current year presentation.


Restatement

          The Company has restated prior period lot sales and cost of home and lot sales to correct the elimination of inter-company transactions. The impact of the restatement is as follows:

                                       Year Ended                                         Year Ended
                                December  31, 2000                                December 31, 1999
                    As Previously                                           As Previously
                    Reported         Restatement  As Restated  Reported        Restatement   As Restated
Lot Sales      $ 6,591            $(3,891)       $ 2,700         $ 4,187           $(4,187)          $    -
Cost of
 Home Sales  32,342              (2,397)        29,945          48,040                (921)           47,119
Cost of
 Lot Sales       3,094              (1,494)          1,600            3,266             (3,266)                 -

          The restatement had no impact on gross profit, net income or earnings per share in the Company's issued financial statements.



                       DOVER INVESTMENTS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              December 31, 2001 2000 and 1999
                 (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING POLICIES (continued)

Effect Of New Accounting Standards

          During 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards
(SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other
Intangible Assets. SFAS 141 provisions relating to the initial measurement and recording of goodwill and intangible assets, as well as financial statement disclosures, are effective for purchase business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

          All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method accounting is prohibited except for transactions initiated before July 1, 2001.

          Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

          Goodwill as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2001, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

          Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

          All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.



                      DOVER INVESTMENTS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 2001 2000 and 1999
                (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING POLICIES (continued)

          The Financial Accounting Standards Board also issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction, or development and (or) normal operations of the long-lived asset.
SFAS 143 requires that a liability for an asset retirement obligation be recognized if the obligation meets the definition of a liability in FASB, Concepts Statement 6, Elements of Financial Statements, and if the amount of the liability can be reasonably estimated. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

          In addition, the Financial Accounting Standards Board also issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as well as the provisions of Opinion 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, that address the disposal of a business. SFAS 144 also amended
APB 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary.
SFAS 144 carries over the recognition and measurement provisions of SFAS 121, but differs from SFAS 121 in that it provides guidance in estimating future cash flows to test recoverability. SFAS 144 also includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale, and extends the presentation of discontinued operations permitted by Opinion 30 to include disposals of a component of an entity. SFAS 144 is effective for financial statements issued for fiscal years after December 15, 2001, except for the disposal provisions which are immediately effective.

          The Company does not expect that the adoption of these accounting standards will have a material effect on its financial statements.





                          DOVER INVESTMENTS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               December 31, 2001, 2000 and 1999
                     (in thousands, except share and per share amounts)

NOTE B  - NOTES RECEIVABLE

          During 2001, the Company extended a line of credit of up to $1,659 to Westco Community Builders, Inc. for the purpose of building single family homes. The line of credit bears an interest rate of Prime (4.75% at December 31, 2001) plus 2% and matures on December 9, 2002, and is collateralized by a Deed of Trust over the property.

          In May 2001, the Company's Principal Financial Officer, received a loan from the Company in the amount of $874. The loan amortizes over a 30-year period and interest is payable at a fixed rate of four percent per annum. This loan was made for the purchase of her residence and is secured by a Deed of Trust. As of December 31, 2001, the outstanding amount of the loan was $866.

NOTE C - NOTES PAYABLE

     Notes payable at December 31, are comprised of the following:
                                                                    2001             2000
Notes Payable, maturing
  August 12,  2002, and bearing
  interest at prime (4.75% at December
  31, 2001) plus 0.75%.                                $1,126           $  636
Notes Payable, maturing
  April 20, 2001, and bearing
  interest at prime (4.75% at December
 31, 2001)  plus 0.75%.                                      -                  151
Notes Payable, maturing
 April 20, 2002, and bearing
 interest at prime (4.75% at December
 31, 2001) plus 1.00%.                                  4,472             1,692
Notes Payable, maturing
 April 10, 2002, and bearing
 interest at prime (4.75% at December
31, 2001) plus 0.75%.                                      972                 -
                                                                   $6,570             $2,479

                          DOVER INVESTMENTS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               December 31, 2001, 2000 and 1999
                     (in thousands, except share and per share amounts)


NOTE B  - NOTES PAYABLE (continued)

          Aggregate principal payments of $6,570 are due through August 12, 2002. All these notes payable are collateralized by Deeds of Trust over property held for development.

          Interest in 2001, 2000 and 1999 amounted to $61, $622 and $660, respectively, and is capitalized as part of property held for development.


NOTE D - LEASE COMMITMENT

          The Company has an agreement to lease premises that expires on September 30, 2002, with an option to renew for an additional period of five years.  On November 15, 2001, the Company extended the term of the lease commencing on October 1, 2002 and expiring as of September 30, 2004.  The Company subleases a portion of the
premises to a related party.   The sublease's share of the lease equals
35% of the total rent and operating costs. Rent and yearly operating cost reimbursements from the sublease were $40 for 2001 compared to $41 for 2000 and $46 for 1999.

          A summary of net minimum lease payments is as follows:
               Years ending December 31,

                         2002         $ 52
                         2003            52
                         2004            39
                         Total        $143

          Rent expenses for the years ended December 31, 2001, 2000 and 1999 totaled $92, $76 and $73, respectively.







                       DOVER INVESTMENTS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               December 31, 2001, 2000 and 1999
                  (in thousands, except share and per share amounts)

NOTE E - INCOME TAXES

          Income tax expenses for the year ended December 31, consists of:

          Current                 2001            2000              1999
            Federal             $1,053         $3,399           $2,858
            State                     332              947                750
                                    $1,385         $4,346           $3,608

          Deferred
            Federal             $   212          $    -             $     -
            State                       17                -                    -
                                    $   229          $    -             $     -

          Total                  $1,614         $4,346           $3,608


          In 1993, the Company underwent a quasi-reorganization resulting in the elimination of its accumulated deficit and a decrease in additional Paid-in Capital. The subsequent tax benefit of utilization of prequasi-reorganization operating losses are credited to Paid-in Capital.
A tax benefit for 2001, 2000 and 1999 of $2,804, $2,097 and $2,310,
respectively, for prequasi-reorganization net operating losses has been credited to Paid-in Capital. At December 31, 2001 all prequasi-reorganization net operating loss tax benefits had been fully recognized and no further tax benefits are available to be credited to Paid-in Capital after that date.

          The following is a reconciliation between the federal statutory rate and the effective rate used for the Company's provision for taxes:










                          DOVER INVESTMENTS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001, 2000 and1999
                       (in thousands except share and per share amounts)

NOTE E - INCOME TAXES (continued)
                                                            2001             2000             1999
   Tax expense at statutory
       federal income tax rate (34%)        $1,372           $3,285          $2,690
     State franchise tax                                235                570               467
     Change in valuation
       allowance                                       (1,395)              473               485
     Recognition of remaining
       prequasi-reorganization
       tax benefits                                      1,426                -                    -
     Other                                                    (24)               18                (34)
     Income tax expense                         $1,614          $4,346          $3,608

     Net deferred taxes as of  December 31, are as follows:

                                                              2001             2000             1999
     Deferred tax asset:
       Accrued warranty reserve            $   140         $     -             $   128
       AMT credit carry forward             2,618              654                634
        Difference between book
          and tax partnership
          investment                                      -                 551                  -
       Accrued expenses                              22                29                  10
       Other                                               113                 -                     1
       Depreciation                                      17                10                  (2)
       Net operating loss
         carry forward                                 929              151                151
                                                            3,839           1,395                922
       Valuation allowance                           -            (1,395)             (922)
                                                            3,839                -                    -
     Deferred tax liability:
       Difference between book
        and tax partnership
        investment                                  (1,910)               -                    -
     Net deferred tax asset                   $1,929         $      -             $     -

                          DOVER INVESTMENTS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2001, 2000 and1999
                       (in thousands except share and per share amounts)

NOTE E - INCOME TAXES (continued)

          Statement of Financial Accounting Standards ("SFAS") No.109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. In 2000 and 1999 the Company recorded a valuation allowance for the total amount of deferred tax assets.
The deferred tax asset schedule for 2000 and 1999 did not give effect to any deferred tax asset related to prequasi-reorganization tax loss carry forwards. At December 31, 2001, the Company has determined that it is more likely than not that its deferred tax assets including those related to the remaining prequasi-reorganization tax loss carry forwards, will be realized, and accordingly the valuation allowance has been reduced.

          As of December 31, 2001, the Company has Federal net operating loss carry forwards of approximately $2,731 expiring through 2011.


NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company's financial instrument assets and liabilities consist of cash and cash equivalents, notes receivable and long-term debt.
The balance sheet carrying amounts of cash and cash equivalents, notes receivable and debt approximate the estimated fair values.


NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS
                  PER SHARE

          At December 31, 2001, the Company had three stock-based compensation plans. Two of the plans are primarily for employees and the other is for non-employee Directors. The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the plans, and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, since options are issued at fair market value no compensation costs have been recognized for the plans.


                    DOVER INVESTMENTS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 2001, 2000 and 1999
             (in thousands, except share and per share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE(continued)


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

          The exercise price for shares subject to the options granted under the Plan is the fair market value of the shares at the date of grant.
The option price per share of a stock option granted to a person who, on the date of such grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company shall not be less than 110% of the fair market value on the date that the option is granted. Options granted under the Plan become exercisable over two and three years at the rate of approximately
50% and 33.333%, each year on each anniversary of the grant date, with full vesting occurring on the second or third anniversary date.
As of December 31, 2001, options for 166,500 shares were outstanding.


STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

          The 1990 Stock Option Plan for Non-employee Directors
(the "Restated Plan"), was restated and approved by stockholders on May 24, 2000. The exercise price for each option granted is the market price of the shares at the date of grant. Options granted under the Restated Plan are exercisable in 50% increments on each anniversary of the grant date, with full vesting occurring on the second anniversary date. All options terminate upon the earliest of (a) thirty days after an optionee ceases to be a director of the Company for any reason other than death, (b) six months after an optionees death or (c) ten years after the date such options were granted.


                    DOVER INVESTMENTS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          December 31, 2001, 2000 and 1999
             (in thousands, except share and per share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE(continued)

          The aggregate number of shares which may be issued under the Restated Plan shall not exceed 12,500 shares of Class A
Common Stock.

          The Restated Plan provides that each director who is not an employee of the Company and has not been an employee of the Company for all or any part of the preceding fiscal year automatically receives options to purchase 1000 shares of Class A Common Stock upon their election or appointment as a director of the Company. Thereafter, every year options to purchase 500 shares of Class A
Common Stock (subject to adjustment for recapitalization, stock splits and similar events) will automatically be granted to such director, provided, however, that such automatic option grants will be made only if the director (a) has served on the Board of Directors for the entire two preceding fiscal years, (b) is not otherwise an employee of the Company or any subsidiaries on the date of grant and
(c) has not been an employee of the Company or any subsidiaries for all or any part of the preceding fiscal years. As of December 31, 2001, options for 150 shares were outstanding for the directors.

          The Board of Directors has proposed to extend the term of the Plan, under which options may be granted, until September 28, 2004. The plan amendment was approved by the stockholders.

          Had compensation cost for all the plans been determined based on the fair value of the options at the grant dates consistent with the methodology prescribed by FAS 123, the Company's net income and income per share would be reduced to the pro forma amounts indicated below:







                    DOVER INVESTMENTS CORPORATION

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            December 31, 2001, 2000 and 1999
              (in thousands, except share and per share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE (continued)
                                                                 Year Ended December 31,
                                                     2001               2000                 1999
          Net income:
             As reported                      $2,422             $5,317              $4,305
             Pro forma                           2,106              5,050                4,225
          Basic net income
            per share:
             As reported                       $2.03               $4.64                $3.93
             Pro forma                            1.76                 4.41                  3.86
          Diluted net income
           per share:
             As reported                        $2.01               $4.62               $3.88
             Pro forma                             1.75                 4.39                 3.81

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected life of five years from the date of grant; stock volatility 47% in 2001, 74% in 2000 and 56%
in 1999; risk free interest rates, 5.12% in 2001, 5.12% in 2000 and 6.45% in 1999; no dividends are expected.













                    DOVER INVESTMENTS CORPORATION

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            December 31, 2001, 2000 and 1999
              (in thousands, except share and per share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE (continued)

          A summary of the status of the Company's fixed stock plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                December 31, 2001        December 31, 2000        December 31, 1999
                                                 Weighted                          Weighted                      Weighted
                                                   Average                           Average                       Average
                                                   Exercise                           Exercise                       Exercise
                                Shares         Price             Shares         Price         Shares         Price
Outstanding
  at beginning
  of year                    167,250      $12.44           172,300      $11.12      145,616      $ 7.17
Granted                        1,500        12.30             46,500        11.29      111,500       13.04
Exercised                    (2,250)         6.81            (51,550)        7.51       (84,816)       6.89
Outstanding
  at end of year          166,500        12.52           167,250       12.44       172,300      11.12
Options exercisable
  at year end              136,749       $12.66            61,667      $12.42          6,217      $6.31
Weighted-average
  fair value of
  options granted
  during the year                            $ 8.00                              $7.93                          $6.52










                        DOVER INVESTMENTS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              December 31, 2001, 2000 and 1999
                   (in thousands, except share and per share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE (continued)

          The following information applies to options outstanding at December 31, 2001:

                                       Options  Outstanding                                  Options Exercisable
                           Options          Weighted                                     Options                Weighted
Range of             Outstanding    Average              Weighted          Exercisable           Average
Exercise              at December   Remaining           Average            at December         Exercise
Prices                  31, 2001         Contractual Life  Exercise Price   31, 2001               Price
$  5.88 -   6.38        2,000             5.25                  $  6.22               2,000                  $ 6.22
$  8.13 -   9.50        6,250             7.12                  $  9.33               6,250                  $ 9.33
$10.75 - 11.50      11,750             9.02                  $11.01               4,083                  $11.02
$12.00 - 16.00    146,500             3.65                  $12.86           124,416                  $12.99
                           166,500                                      $12.52           136,749                  $12.66




















                       DOVER INVESTMENTS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                              December 31, 2001, 2000 and 1999
                   (in thousands, except share and per share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE (continued)

          The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                          Year Ended December 31,
                                             2001                    2000                1999
Net Income                            $2,422                $5,317              $4,305

Weighted average
  common shares
  outstanding                     1,195,733           1,145,489          1,094,472
Additional dilutive
  potential common
  shares                                    7,257                  5,715               13,955

Diluted shares
  outstanding                     1,202,990           1,151,204          1,108,427

Net income per
  share - basic                           $2.03                 $4.62                 $3.93

Net income per
  share - diluted                        $2.01                 $4.64                 $3.88

Shares excluded
  from diluted EPS               101,000              100,500             141,000








                                  EXHIBIT INDEX

          Exhibit     Description
          Number

             3.1        Restated Certificate of Incorporation and Restated
                          By-Laws of the  Company.(1)
           10.5        Partnership Agreement, Glenbriar Joint Venture, dated
                          January 7, 1994 between GIC Investment Corporation and Westco Community Builders.(1)
           10.7        Form of Nonqualified Stock Option Agreement as of
                          November 16, 1994.(1)
           10.9        Form of Incentive Stock Option Agreement.(1)
           10.10      Form of Nonqualified Stock Option Agreement.(1)
           10.11      Partnership Agreement, Tracy Residential Venture
                          Partners, LLC, dated April 6, 1998 between the Company and Westco Community Builders, Inc.(2)
           10.12      $3,350,000 Line of Credit Collateralized by a
                          Deed of Trust dated October 22, 1998.(3)
           10.13      $10,500,000 Promissory Note and Loan
                          Agreement Collateralized by a Deed of Trust
                          dated July 22, 1998.(3)
           10.14      Lease Agreement, dated October 1, 1997.(4)
           10.15      Sublease Agreement, dated October 1, 1997 between the
                          Company and Wilfred, Inc.(4)
           10.16      1995 Stock Option Plan, as amended. (5)
           10.17      Partnership Agreement, Meadowbrook Ventures, LLC. (6)
           10.18      Partnership Agreement, South Tracy Industrial
                          Park, LLC.(7)
           10.19      Partnership Agreement, SPM, LLC.(7)
           10.20      Stock Option Plan for Non-employee Directors, as
                          amended and restated. (8)
           10.21      Partnership Agreement, Halcyon Properties, LLC.(9)
           10.12      Partnership Agreement, Woodview Estates, LLC.(10)
           21.1        Subsidiaries of the Company.
                  __________

           (1) -   Incorporated by reference to Exhibits 3.1, 10.5, 10.7,
                    10.9 and 10.10  in the Company's Annual Report on Form 10-K
                     for the Year Ended December 31, 2000.
           (2) -   Incorporated by reference to Exhibit 10.11 in the Company's
                     Annual Report on Form 10-KSB for the Year Ended
                     December 31, 1999.
           (3) -   Incorporated by reference to Exhibits 10.12 and 10.13 in
                     the Company's Annual Report on Form 10-KSB for the
                     Year Ended December 31, 1998.
           (4) -   Incorporated by reference to Exhibits 10.14 and
                     10.15 in the Company's Quarterly Report on Form 10-QSB
                     for the Quarter Ended March 31, 1999.
           (5) -   Incorporated by reference to Exhibit 10.16 in the Company's
                     Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1999.
           (6) -   Incorporated by reference to Exhibit 10.17 in the Company's
                     Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 1999.
           (7) -   Incorporated by reference to Exhibits 10.18 and 10.19 in the
                     Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1999.
           (8) -   Incorporated by reference to Exhibit 10.20 in the Company's
                     Quarterly  Report on Form 10-Q for the Quarter Ended
                     June 30, 2000.
           (9) -   Incorporated by reference to Exhibit 10.21 in the Company's
                     Quarterly  Report on Form 10-Q for the Quarter Ended
                     June 30, 2001.
           (10) - Incorporated by reference to Exhibit 10.22 in the Company's Quarterly Report on Form 10-Q for the Quarter Ended
                     June 30, 2001.

     (b.)    No reports on Form  8-K were filed with the Securities and
              Exchange Commission during the fourth quarter of the year ended December 31, 2001.