Form 10-Q
period 2002-03-31
DOVER INVESTMENTS CORP
filed 2002-05-09
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q
     (Mark One)

      X   Quarterly report pursuant to  Section 13 or 15(d) of the Securities
            Exchange Act of 1934.

     For the quarterly period ended  March 31, 2002

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
                              Yes   x      No

     The number of shares outstanding of each of the registrant's classes of Common Stock as of April 30, 2002, were as follows:

                                 Title                        Shares Outstanding
  Class A Common Stock, $.01 par value....       1,001,007
  Class B Common Stock, $.01 par value....          312,813

                  DOVER INVESTMENTS CORPORATION
                              INDEX

                                                                                                        Page
                                                                                                        Number
              PART I    -    FINANCIAL INFORMATION
Item 1.  Financial Statements
             Consolidated Balance Sheets as of March 31, 2002
                and December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . .         3

             Consolidated Statements of Earnings for the Three
                Months Ended March 31, 2002 and 2001 . . . . . . . . . .          4

             Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2002 and 2001. . . . . .         5

             Notes to Consolidated Financial Statements. . . . . . . . . . .        6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS. . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . .        7

Item 3.  QUANTITATIVE AND QUALITATIVE
                 DISCLOSURES ABOUT MARKET RISK. . . . . . . . .       11


              PART II    -   OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM  8-K . . . . . . . .        11

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12










                        PART I   -   FINANCIAL INFORMATION
     ITEM 1.     FINANCIAL STATEMENTS

                             DOVER INVESTMENTS CORPORATION

                               CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share and per share amounts)

                                                                                  03-31-02         12-31-01
                                                                                  (unaudited)
ASSETS
  Cash and Cash Equivalents                                        $17,918             $18,377
  Homes Held for Sale                                                     1,848                 1,848
  Property Held for Development                                  28,038                26,625
  Notes Receivable                                                          1,477                    885
  Deferred Tax Asset                                                       1,909                 1,929
  Other Assets                                                                 1,954                 1,744

         Total Assets                                                       $53,144             $51,408

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                              936                     796
  Notes Payable                                                               6,845                  6,570
  Minority Interest in Joint Venture                                    829                  1,064
        Total Liabilities                                                       8,610                  8,430

Stockholders' Equity
  Class A Common Stock, Par Value $.01Per Share
      Authorized 2,000,000 Shares; Issued 1,000,987
     and 883,487 Shares, respectively                                      9                        8
  Class B Common Stock, Par Value $.01 Per Share
      Authorized 1,000,000 Shares; Issued 317,393
     and 317,411 Shares, respectively                                      3                        3
  Additional Paid-In Capital                                           29,797               28,266
  Retained Earnings from January 1, 1993                     14,750                14,726
  Treasury Stock (4,560 of Class B Shares)                        (25)                    (25)
        Total Stockholders' Equity                                   44,534                42,978

Total Liabilities and Stockholders' Equity                   $53,144              $51,408

                     See accompanying Notes to Consolidated Financial Statements.

                            DOVER INVESTMENTS CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                         (in thousands, except share and per share amounts)
                                                       (unaudited)
                                                                              Three Months Ended
                                                                                        March 31,
                                                                            2002                      2001
     Home Sales                                                          $1,169                  $2,512
     Cost of Home Sales                                                  745                    1,401
     Minority Interest in Ventures                                      42                       339

              GROSS PROFIT                                             382                       772

     Selling Expenses                                                       144                       195
     General and Administrative Expenses                        281                       569
                                                                                      425                       764

             (Loss) Income from Operations                         (43)                         8

     Other Income:
         Interest                                                                   80                       305
         Other                                                                      18                         -
              Total Other Income                                            98                      305

     Income before Provision for Income Taxes                  55                      313
     Provision for Income Taxes                                         31                      141

          NET INCOME                                                     $24                    $172

     Basic Earnings Per Share                                        $0.02                    $0.14
     Diluted Earnings Per Share                                     $0.02                    $0.14
     Shares Used for Earnings per Share:
        Basic:                                                           1,309,877             1,195,098
        Diluted:                                                        1,320,157             1,208,664


                    See accompanying Notes to Consolidated Financial Statements.


                             DOVER INVESTMENTS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                    (unaudited)
                                                                                               Three Months Ended
                                                                                                       March 31,
                                                                                              2002                  2001
Cash Flows from Operating Activities:
     Net Income                                                                               $24                $172
    Adjustments to Reconcile Net Income to Net Cash
       Used in Operating Activities:
          Income Accruing to Minority Interest                                    42                  339
          Deferred Income Taxes                                                         20                    -
    Changes in Assets and Liabilities:
       Property Held for Development                                          (1,413)             (2,614)
       Notes Receivable                                                                   (592)              1,558
       Other Assets                                                                          (210)             (1,302)
       Accrued Interest and Other Liabilities                                     140                  (529)
Net Cash Used in Operating Activities                                       (1,989)             (2,376)

Cash Flows from Financing Activities:
       Repayment to Minority Interest in Joint Ventures                  (277)                   -
       Proceeds from Notes Payable                                                 717                5,451
       Repayment of Notes Payable                                                 (442)             (1,121)
       Exercise of Stock Options                                                   1,532                       7
Net Cash Provided by Financing Activities                                  1,530                4,337

Net (Decrease) Increase in Cash and Cash Equivalents                 (459)               1,961
Cash and Cash Equivalents at Beginning of Period                    18,377              20,531
Cash and Cash Equivalents at End of Period                           $17,918            $22,492
Supplemental Cash Flow Activity:
       Cash Paid for Interest                                                             $10                   $16
       Cash Paid for Taxes                                                                $29                 $589


                    See accompanying Notes to Consolidated Financial Statements.



                       DOVER INVESTMENTS CORPORATION

                        Notes to Consolidated Financial Statements

                                           March 31, 2002
                                             (unaudited)

1.   Basis of Presentation

          The accompanying consolidated financial statements have been prepared from the records of Dover Investments Corporation without audit. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Stockholders.

2.   Earnings per Share

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

                                                                  Three Months Ended        Three Month Ended
                                                                      March 31, 2002               March 31, 2001
Net Income                                                               $24                              $172
Weighted average common
    shares outstanding                                           1,309,877                      1,195,098
Additional dilutive potential
    common shares                                                    10,280                           13,566
Diluted shares outstanding                                  1,320,157                       1,208,664



         Options to purchase 25,000 and 500 shares during the three months ended
March 31, 2002 and 2001, respectively were excluded from the computation of diluted earnings per share because the options prices were greater than the average market price of the Company's common stock during these periods.

3.   New Accounting Pronouncement

          In 2002, the Company adopted SFAS 144. SFAS 144, which replaces SFAS 121, "Accounting for the Impairment of Long-Lived
Assets and for Assets to Be Disposed of," changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The adoption of SFAS 144 did not have an impact on the Company's consolidated financial statements.


 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       The information set forth below and elsewhere in this Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business operations and financial condition. The words or phrases "can be", "may affect", "may depend", "expect", "believe",
"anticipate", "intend", "will", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed in this document or in the Company's other public filings, including
(i) the continued impact of the terrorist attacks against the United States on September 11, 2001, (ii) changes in general and local economic conditions,
(iii) consumer confidence and housing demand, (iv) competition,
(v)government regulations affecting the Company's operations, (vi) the availability and cost of land, materials and labor and (vii) conditions in the capital, credit and homebuilding markets. All such forward-looking statements are current only as of the date on which such statements were made. The
Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

General

          Dover Investments Corporation (the "Company") engages primarily in real estate development. Wholly-owned subsidiaries of E F Communities, Inc., a California corporation (collectively "EFC"), are primarily responsible for the construction and the development of the real estate. EFC acquired the interests previously held by Westco Community Builders, Inc., a California corporation ("WCB"), in joint ventures with the Company. The owners of EFC are the same as those of WCB.


Real Estate Development

          Below is a summary of the Company's major real estate development activities during the quarter ended March 31, 2002.

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

          During 2001, a downturn in the national and regional economy significantly reduced the demand for new homes in the Tracy area. Buyer activity in the Tracy area was extremely weak and standing inventory among builders in the area was at unusually high levels. New home prices also came under pressure in 2001. The Company believes, based on the number of homes at the Glenbriar Estates project for which the Company entered into sales contracts in the fourth quarter of 2001 and in 2002, that interest among buyers at the Glenbriar Estates project has increased somewhat.


HIGHER PRICED HOME

          In September of 1999, the Company entered into a joint venture to develop a large (approximately 9,600 square feet) higher priced "custom" home in Atherton, California. Construction of the home was completed in December 2001. The home went on the market in January 2002.


OTHER RESIDENTIAL PROPERTIES

          Halcyon Properties, LLC, a joint venture between the Company and EFC, has purchased a property in San Leandro, California which has been approved for eighteen single family homes. Site work is expected to commence during the second quarter of 2002. The Company expects the venture to construct and sell the eighteen homes during 2002 and 2003.

     Woodview Properties, LLC, a joint venture between the Company and EFC, has purchased a property in Novato, California. The property has been approved for twenty single family homes. The Company expects the venture to build and sell the twenty homes during 2002 and 2003. The property has an approved vested tentative subdivision map and is currently going through design review for its house plans.


SOUTH TRACY INDUSTRIAL PARK

     South Tracy Industrial Park, LLC, a joint venture between the Company and EFC, entered into an agreement in1999 to purchase and develop for industrial use approximately fifty acres of industrial property in the southern part of the City of Tracy. A tentative subdivision map for the entire property and a final subdivision map for Phase I of the property have been approved by the City of Tracy. Site improvements have been completed on Phase I of the property and construction of the first industrial building commenced in the first quarter of 2002. The venture previously had anticipated starting construction of the first two industrial buildings at the same time; however, in view of the economic conditions, the venture has determined to proceed with one building at this time and to proceed with additional buildings as occupancy levels justify. Development and rental of the entire industrial park is expected to continue for several years.

CORAM PLAZA SHOPPING CENTER, CORAM, NEW YORK

     SPM, LLC ("SPM"), a joint venture among the Company and three other independent parties, has purchased a property, with buildings and improvements, located in the Coram Plaza Shopping Center, in Coram, New York. A portion of the property was sold in 2000. SPM has completed development of the remaining property for commercial use and is currently leasing the property to tenants.

     The Company accounts for its investment in SPM on the cost method since it does not have significant influence over the day-to-day operations of SPM. The Company includes this investment with its property held for development at cost, which the Company considers to be lower than estimated market value.

Results of Operations

     For the quarter ended March 31, 2002, the Company had net income of $24,000, compared to $172,000 for the same period in 2001. The decrease in net income resulted primarily from a decrease in sales of homes for the period.

     For the quarter ended March 31, 2002, the Company closed the sale of three homes at the Glenbriar Estates project, compared to seven homes for the same period in 2001. The Company believes the decrease in sales of homes is primarily attributable to reduced housing demand. See "Real Estate Development - Glenbriar Estates" above.

     Total sales for the quarter ended March 31, 2002 were $1,169,000, resulting in a gross profit of $382,000 and a gross profit margin of 32.68%, compared to total sales of $2,512,000, resulting in a gross profit of $772,000 and a gross profit margin of 30.73%, for the same period in 2001. The decrease in gross profit resulted primarily from a decrease in sales of homes for the period.

     Minority interest in joint ventures for the first quarter of 2002 was $42,000, compared to $339,000 for the same period in 2001. The decrease in minority interest is attributable to decreased sales of homes at the Glenbriar Estates project.

     Selling expenses for the quarter ended March 31, 2002 were $144,000, which represents 12.32% of revenues for that quarter, compared to $195,000, which represents 7.76% of revenues for the same period in 2001. The decrease in selling expenses was primarily due to decreased home sales.

     General and administrative expenses for the quarter ended March 31, 2002 were $281,000, compared to $569,000 for the same period in 2001, a decrease of 50.61%. The decrease was primarily due to decreases in staffing and decreased salaries paid to the Company's executive officers.

     Interest income for the quarter ended March 31, 2002 decreased to $80,000, compared to $305,000 for the same period in 2001. The decrease is attributable to decreases in interest rates and decreased interest income from notes receivable.

     The Company expects that the development projects will continue to generate profits. See "BUSINESS - Homebuilding Industry" in the
Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 2001 for a discussion of general economic conditions and competitive factors that influence the Company's profitability.

Liquidity and Capital Resources

     During the three months ended March 31, 2002, the Company used liquid assets primarily to fund expenditures in connection with the real estate development projects, debt service and general and administrative expenses. The Company met its funding requirements primarily from cash reserves, and from revenues from home sales and construction financing from private sources secured by the homes under construction.

     The Company's primary sources of liquidity in the future will continue to be cash reserves and revenues generated from the development projects, and construction financing when appropriate.

     At March 31, 2002, the Company had an aggregate outstanding balance of $6,845,000 under its construction loans. These loans will be repaid from the proceeds of home sales. The loans bear interest at the rate of prime plus 0.75% through 1.25% per annum and have various maturity dates.


Outlook
     The Company has closed the sale of four homes at the Glenbriar Estates project during the second quarter of 2002 and has entered into sales contracts for fifteen additional homes at the Glenbriar Estates project. The Company believes that eight of these fifteen additional homes will likely close in the second quarter of 2002 and that the other seven homes will likely close in the third quarter of 2002. The Company expects it will enter into additional sales contracts that are likely to close in the third quarter of 2002. As the Company's sales contracts are subject to satisfaction of certain conditions and cancellation by the customer, no assurances can be given that any sales contracts will result in actual closings. See
"BUSINESS - Backlog" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. In addition, the Company's higher priced home in Atherton, California is currently being marketed for sale. The Company cannot predict when that home will be sold.

     Based on the foregoing, the Company expects sales for the second quarter of 2002 to be significantly lower than for the same period in 2001 (unless the higher priced home is sold during the second quarter of 2002, in which case sales for this period would likely be higher than for the same period in 2001).


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          Exhibit No.    Description

          10.22     Amendments to Partnership Agreements for each of
                        Glenbriar Joint Venture; Glenbriar Venture #2, LLC; Tracy Residential Venture Partners, LLC;
                        Meadowbrook Ventures, LLC; South Tracy Industrial Park, LLC; Halcyon Properties, LLC; and
                        Woodview Estates, LLC.

          (b)         Reports on Form 8-K

                       On January 7, 2002, the Company filed a report on Form 8-K dated December 11, 2001, disclosing under
                       Item 5 the resignation of Mr. Lawrence Weissberg as Chairman of the Board of Directors, President and a director of the Company for health related reasons, and the appointment of Mr. Frederick M.
                       Weissberg, a son of Mr. Lawrence Weissberg, as a member of the Company's Board of Directors and as Chairman of the Board of Directors and President.


































                                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DOVER INVESTMENTS CORPORATION


Date:  May 9, 2002               By:  /s/Frederick M. Weissberg
                                                        Frederick M. Weissberg
                                                        Chairman of the Board
                                                        and President






























                                      EXHIBIT INDEX

Exhibit Number    Description
10.22                   Amendments to Partnership Agreements for each of
                            Glenbriar Joint Venture; Glenbriar Venture #2, LLC; Tracy Residential Venture Partners, LLC; Meadowbrook Ventures, LLC; South Tracy Industrial Park, LLC; Halcyon Properties, LLC; and Woodview Estates, LLC.

                    (b)    Reports on Form 8-K

                            On January 7, 2002, the Company filed a report on Form 8-K dated December 11, 2001, disclosing under
                            Item 5 the resignation of Mr. Lawrence Weissberg as Chairman of the Board of Directors, President and a director of the Company for health related reasons, and the appointment of Mr. Frederick M. Weissberg, a son of Mr. Lawrence Weissberg, as a member of the Company's Board of Directors and as Chairman of the Board of Directors and President.