Form 10-K/A
period 2001-12-31
DOVER INVESTMENTS CORP
filed 2002-07-09
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1

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

The number of shares outstanding of each of the registrant's classes of Common Stock as of March 1, 2002, were as follows:


          Title                                              Shares Outstanding

  Class A Common Stock .......................     1,000,987
  Class B Common Stock .......................        312,833



                  DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement relating to the registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report on Form 10-K.












         This amendment to the Annual Report on Form 10-K of Dover Investments Corporation for the fiscal year ended
December 31, 2001 (1) supplements portions of Item 1, "Business" under the caption "General", (2) supplements portions of Item 13, "Certain Relationships and Related Transactions" and (3) supplements Note A to the consolidated financial statements of the Company set forth under Item 8, "Financial Statements and Supplementary Data". Specifically, the supplemental information provided hereby describes in greater detail the Company's transactions during 2001 with Westco Community Builders, Inc., including management fees and profit participation earned by Westco Community Builders, Inc. for 2001 in connection with ventures with the Company. THIS ADDITIONAL INFORMATION DOES NOT CHANGE ANY LINE ITEM IN THE
CONSOLIDATED FINANCIAL STATEMENTS.  THIS FILING
DOES NOT RESTATE SUCH CONSOLIDATED FINANCIAL
STATEMENTS.


                              PART I


ITEM 1.   BUSINESS

General

               Dover Investments Corporation (the "Company") engages primarily in residential real estate development. The Company's real estate projects (other than the Coram Plaza Shopping Center project described below) are developed through ventures with wholly-owned subsidiaries of E. F. Communities, Inc., a California corporation (collectively, "EFC"). Under the governing agreements, EFC is primarily responsible for the construction and the development of the real estate. Until March 2002, the real estate projects were developed through ventures with Westco Community Builders, Inc., a California corporation ("WCB"). In March 2002, EFC acquired the interests held by WCB in the ventures. The owners of EFC are the same as those of WCB.

               A California general partnership, Glenbriar Joint Venture, and three California limited liability companies, Glenbriar
Venture #2, LLC,  Tracy Residential Venture Partners, LLC and
Meadowbrook Ventures, LLC, "), have been formed for development of the Glenbriar Estates project described below; another California limited liability company, South Tracy Industrial Park, LLC ("STIP"), has been formed for development of the South Tracy Industrial Park project described below; another California limited liability company, Halcyon Properties, LLC ("Halcyon"), has been formed for development of the San Leandro project described below; and another California limited liability company, Woodview Estates, LLC ("Woodview"), has been formed for development of the Novato project described below.
In addition, the Company and EFC are parties to an agreement providing for the development of the higher priced home described below.

        For each of the above ventures the Company contributes all of the capital (except that for Glenbriar Venture #2, LLC, WCB contributed 25% of the capital through December 1998). EFC is paid a fee for managing the construction and development of the real estate. For each of the ventures other than Glenbriar Joint Venture, Glenbriar Venture #2, LLC and STIP, the management fee is equal to 3% of the sales price of each home that is sold. For Glenbriar Joint Venture and Glenbriar
Venture #2, LLC EFC receives a fixed monthly management fee of $5,000, and for STIP EFC receives a fixed monthly management fee of $10,000. The Company (and EFC, with respect to Glenbriar Venture #2,
LLC) receives a preferred return on equity in the ventures, at an annual rate of 10% to 12%, through December 31, 2001, and of approximately
7%, since January 1, 2002. Remaining profits for each venture are split, 50% to the Company and 50% to EFC (or, in the case of Glenbriar
Venture #2, LLC, 25%, 50% or 75% to the Company, depending on the amount of profits, and the remainder to EFC) according to the governing agreements.

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
















                                            PART II


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

       Consolidated Statements of Earnings for the Years Ended
             December 31, 2001, 2000 and 1999. . . . . . . . . . . . . . . .       A-3

       Consolidated Statement of Stockholders' Equity for the
            Years Ended December 31, 2001, 2000 and 1999. . . . . .       A-4

       Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2001, 2000 and 1999. . . . . . . . . . . . . . . .       A-5

       Notes to Consolidated Financial Statements at
             December 31, 2001, 2000 and 1999. . . . . . . . . . . . . . .         A-6

                             PART III


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS

Transactions with WCB and EFC

               The Company and EFC are parties to ventures for development of the Glenbriar Estates project, the South Tracy Industrial Park project, the San Leandro project, the Novato project and the higher priced home. For each venture, EFC is paid a management fee and participates in the profit. In addition, for Glenbriar Venture #2, LLC, EFC receives a preferred return on its equity in the venture. Until March 2002, the real estate projects were developed through ventures with WCB.
In March 2002, EFC acquired the interests held by WCB in the ventures.
See "BUSINESS   General" above.

               Britt Evans is the chief executive officer and a 50% shareholder of E. F. Communities, Inc., and was also the chief executive officer and a 50% shareholder of WCB.

               On October 24, 2001, upon the resignation of Lawrence Weissberg as trustee of The Lawrence Weissberg Revocable Living Trust,
U/D/T dated November 25, 1992 (the "Trust"), Frederick M. Weissberg, the Chairman of the Board of Directors and President of the Company, and Britt Evans became the successor co-trustees of the Trust. The Trust is a revocable trust formed by Lawrence Weissberg for estate planning and succession purposes. Britt Evans is not a beneficiary of the Trust.
The assets of the Trust include 431,021 shares of the Company's
Class A Common Stock and 245,114 shares of the Company's Class B
Common Stock. On May 2, 2002, Britt Evans resigned as co-trustee of the Trust with respect to the shares of the Company's Common Stock owned by the Trust, and on June 7, 2002 Britt Evans resigned as co-trustee of the Trust with respect to all matters of the Trust. From October 24, 2001 until May 2, 2002, as a result of his shared voting and dispositive power, together with Frederick M. Weissberg, with respect to the shares of the Company's Common Stock owned by the Trust, Britt Evans was deemed to share indirect beneficial ownership of these shares.

               For 2001, WCB was paid management fees for the ventures in an aggregate amount of $859,185, representing $60,000 for Glenbriar
Joint Venture, $60,000 for Glenbriar Venture #2, LLC, $120,000 for
STIP, $479,985 for Tracy Residential Venture Partners, LLC and $139,200 for Meadowbrook Ventures, LLC. No management fees were paid for Halcyon, Woodview or the higher priced home. For 2001, WCB's aggregate net profit participation for the ventures was $3,335,589, representing a profit participation of $76,159 for Glenbriar Venture #2, LLC, a profit participation of $2,446 for STIP, a profit participation of $2,588,782 for Tracy Residential Venture Partners, LLC, a profit participation of $673,361 for Meadowbrook Ventures, LLC, and a profit participation of $2,059 for Halcyon, offset by initial deficits of $3,986 and $3,232 for Glenbriar Joint Venture and Woodview, respectively. For
2001, WCB accrued a preferred return on equity in Glenbriar Venture #2, LLC of $15,400. A portion of the profit participation and preferred return on equity earned by WCB in 2001 was paid in 2001, a portion has been paid in 2002 and the remainder will be paid later in 2002 or thereafter.

          In 1999 and 2000, the Company extended lines of credit of up to $2,634,630 and $808,425, respectively, to WCB for construction of single family homes. As of January 1, 2001, the lines of credit had outstanding balances of $449,364 and $536,295, respectively. Each line of credit bore interest at a floating rate of prime plus 2% per annum, and was secured by a deed of trust on the related property. In January 2001, both lines of credit were paid off in full and terminated.
On October 9, 2001, the Company extended a new line of credit of up to $1,659,000 to WCB for construction of single family homes.
In October 2001, a draw of $18,533 was made under the line of credit.
As of December 31, 2001, the outstanding balance under the line of credit was $18,533. The line of credit bears interest at a floating rate of prime (4.75% as of December 31, 2001) plus 2% per annum and matures on December 9, 2002, and is secured by a deed of trust on the related property. In March 2002, the line of credit was assigned to EFC.

Other Transactions

               The Company subleases a portion of the Company's executive office to a corporation owned by The Lawrence Weissberg Revocable
Living Trust. That corporation's share of the lease equals 35% of the total rent and operating costs.

               The Company originates loans for the construction of single family homes and disburses the funds on a draw loan basis. Through October 2001, these loans were presented to the Company by Dabenica Investment Corporation ("Dabenica"), a California real estate brokerage corporation wholly owned by Frederick M. Weissberg. For the service, Dabenica earned a brokerage fee of 1.75% to 2%, paid by the borrower. Dabenica no longer acts as loan broker for the Company.

               In May 2001, Erika Kleczek, the Company's Principal Financial Officer, received a loan from the Company in the amount of $874,000.
The loan amortizes over a 30-year period and interest is payable at a fixed rate of 4% per annum. This loan was made for the purchase of her residence and is secured by a deed of trust. As of December 31, 2001, the outstanding amount of the loan was $866,000.

                                        SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DOVER INVESTMENTS CORPORATION


Date: July 9, 2002            By:  /s/ Frederick M. Weissberg
                                               Frederick M.  Weissberg
                                               Chairman of the Board and
                                               President

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

   Stockholders' Equity
       Class A Common Stock, Par Value, $.01
          Per Share-Authorized 2,000,000 Shares;
          Issued 883,487
          Shares in 2001 and 880,239 Shares in 2000                       8                       8
       Class B Common Stock, Par Value, $.01
         Per Share-Authorized 1,000,000 Shares;
         Issued 317,411
         Shares in 2001 and 318,411 Shares in 2000                        3                       3
       Additional Paid-In Capital                                            28,266             25,447
       Retained Earnings since January 1, 1993                      14,726              12,304
       Treasury Stock (4,560 of Class B
         Shares in 2001 and 2000)                                                (25)                  (25)

          Total Stockholders' Equity                                        42,978              37,737

 Total Liabilities and Stockholders' Equity                         $51,408            $43,245

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

                                        DOVER INVESTMENTS CORPORATION
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     Years ended December 31, 2001, 2000 and 1999
                                                                  (in thousands)
                                                                           Additional                       Treasury
                                            Common Stock       Paid-In        Retained      Stock
                                            Class A Class B      Capital         Earnings      at Cost        Total
Balance at January 1,
1999                                        $  8       $  3         $20,441         $2,682        $(337)    $22,797

Re-issuance of Treasury
  Stock                                         -            -               212                -               312           524
Realization of Prequasi-
  reorganization Net
  Operating Loss Tax
  Benefits                                    -             -             2,310                -                 -          2,310
Net Income                                -             -                   -            4,305                -         4,305
Balance at
  December 31, 1999                  8            3           22,963           6,987             (25)     29,936
Re-issuance of Treasury
   Stock                                      -             -                387               -                  -             387
Realization of Prequasi-
  reorganization Net
  Operating
  Loss Tax Benefits                    -             -              2,097              -                  -           2,097
Net Income                               -             -                   -             5,317               -           5,317
Balance at
  December 31, 2000                 8             3           25,447         12,304             (25)     37,737

Issuance of Stock from
  Stock Option Exercises            -             -                  15               -                 -               15
Realization of Prequasi-
  reorganization Net
  Operating
  Loss Tax Benefits                    -             -              2,804               -                  -          2,804
Net Income                                -             -                 -              2,422             -             2,422
Balance at
  December 31, 2001             $  8           $ 3        $28,266      $14,726           $ (25)    $42,978

           The accompanying notes are an integral part of this financial statement.

                                        DOVER INVESTMENTS CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        Years ended December 31,
                                                                (in thousands)
                                                                               2001                2000                1999
Cash Flows from Operating Activities:
  Net Income                                                        $2,422             $5,317              $4,305
  Reconciliation of Net Income to Net Cash
   Provided by (Used in) Operating Activities:
      Income Accruing to Minority Interest
        in Joint Ventures                                            3,336              4,625                 5,370
      Tax Benefit of Utilizing Prequasi-
         reorganization Net Operating Losses             2,804              2,097                 2,310
Changes in Assets and Liabilities:
    Restricted Cash                                                      -                     409                    (15)
    Homes Held for Sale                                              -                     (95)                  383
    Property Held for Development                        (8,618)             3,625                 1,670
       Notes Receivable                                               937              1,718                (1,862)
    Deferred Tax                                                    (1,929)                  -                       -
    Other Assets                                                       (707)                298                     -
    Accrued Interest and Other Liabilities              (1,142)            (1,886)                2,024
  Net Cash (Used in) Provided by
     Operating Activities                                        (2,897)           16,108               14,185

Cash Flows from Financing Activities:
   Repayment to Minority Interest in
       Joint Ventures                                             ( 3,363)            (5,593)               (3,531)
   Proceeds from Notes Payable                           12,672             14,053              17,725
   Repayment of  Notes Payable                           (8,581)           (19,873)            (22,076)
   Issuance of Stock from Stock
       Option Exercises                                                15                  387                    524

Net Cash Provided by (Used in)
    Financing Activities                                            743             (11,026)              (7,358)

Net Increase (Decrease) in Cash and
    Cash Equivalents                                            (2,154)               5,082                6,827
Cash and Cash Equivalents at
    Beginning of Year                                          20,531              15,449                8,622

Cash and Cash Equivalents at
    End of Year                                                 $18,377             $20,531            $15,449

Supplemental Cash Flow Activity:
   Cash Paid for Interest, Net of
   Capitalized Interest                                           $  61                  $207                 $660
 Cash Paid for Income Taxes                            $1,275                $2,033                 $805

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


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES

               Dover Investments Corporation (the "Company") engages primarily in residential real estate development. The Company's real estate projects (other than the Coram Plaza Shopping Center project described below) are developed through ventures with wholly-owned subsidiaries of E. F. Communities, Inc., a California corporation (collectively, "EFC"). Under the governing agreements, EFC is primarily responsible for the construction and the development of the real estate. Until March 2002, the real estate projects were developed through ventures with Westco Community Builders, Inc., a California corporation ("WCB"). In
March 2002, EFC acquired the interests held by WCB in the ventures.
The owners of EFC are the same as those of WCB.

               A California general partnership, Glenbriar Joint Venture, and three California limited liability companies, Glenbriar Venture #2, LLC, Tracy Residential Venture Partners, LLC and Meadowbrook Ventures,
LLC, have been formed for development of the Glenbriar Estates project; another California limited liability company, South Tracy Industrial Park, LLC ("STIP"), has been formed for development of the South Tracy Industrial Park project; another California limited liability company, Halcyon Properties, LLC ("Halcyon"), has been formed for development of the San Leandro project; and another California limited liability company, Woodview Estates, LLC ("Woodview"), has been formed for development of the Novato project. In addition, the Company and EFC are parties to an agreement providing for the development of the higher priced home.

               For each of the above ventures the Company contributes all of the capital (except that for Glenbriar Venture #2, LLC, WCB contributed
25% of the capital through December 1998). EFC is paid a fee for managing the construction and development of the real estate. For each of the ventures other than Glenbriar Joint Venture, Glenbriar Venture #2, LLC and STIP, the management fee is equal to 3% of the sales price of each home that is sold. For Glenbriar Joint Venture and Glenbriar Venture #2, LLC EFC receives a fixed monthly management fee of $5 and for STIP EFC receives a fixed monthly management fee of $10. The Company (and EFC, with respect to Glenbriar
Venture #2, LLC) receives a preferred return on equity in the ventures, at an annual rate of 10% to 12%, through December 31, 2001, and of

                         DOVER INVESTMENTS CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 December 31, 2001, 2000 and 1999
                 (in thousands, except share and per share amounts)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES (continued)

approximately 7%, since January 1, 2002. Remaining profits for each venture are split, 50% to the Company and 50% to EFC (or, in the case of Glenbriar Venture #2, LLC, 25%, 50% or 75% to the Company, depending on the amount of profits, and the remainder to EFC) according to the governing agreements.

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

               Britt Evans is the chief executive officer and a 50% shareholder of E. F. Communities, Inc., and was also the chief executive officer and a 50% shareholder of WCB. On October 24, 2001, upon the resignation of Lawrence Weissberg as trustee of The Lawrence Weissberg Revocable
Living Trust, U/D/T dated November 25, 1992 (the "Trust"), Frederick M. Weissberg, the Chairman of the Board of Directors and President of the Company, and Britt Evans became the successor co-trustees of the Trust. The Trust is a revocable trust formed by Lawrence
Weissberg for estate planning and succession purposes. Britt Evans is not a beneficiary of the Trust. The assets of the Trust include 431,021 shares of the Company's Class A Common Stock and 245,114 shares of the Company's Class B Common Stock. On May 2, 2002, Britt Evans resigned as co-trustee of the Trust with respect to the shares of the Company's Common Stock owned by the Trust, and on June 7, 2002
Britt Evans resigned as co-trustee of the Trust with respect to all matters of the Trust. From October 24, 2001 until May 2, 2002, as a result of his shared voting and dispositive power, together with Frederick M.
Weissberg, with respect to the shares of the Company's Common Stock owned by the Trust, Britt Evans was deemed to share indirect beneficial ownership of these shares.


                         DOVER INVESTMENTS CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 December 31, 2001, 2000 and 1999
                 (in thousands, except share and per share amounts)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES (continued)

               For 2001, WCB was paid management fees for the ventures in an aggregate amount of $859. For 2001, WCB's aggregate net profit participation for the ventures was $3,336. For 2001, WCB also accrued a preferred return on equity of $15. Subsequently to year end, the venture paid the accumulated preferred return of $73 to WCB.

               The Company subleases a portion of the Company's executive office to a corporation owned by The Lawrence Weissberg
Revocable Living Trust. That corporation's share of the lease equals 35% of the total rent and operating costs.

               The Company originates loans for the construction of single family homes and disburses the funds on a draw loan basis. Through October 2001, these loans were presented to the Company by Dabenica Investment Corporation ("Dabenica"), a California real estate brokerage corporation wholly owned by Frederick M. Weissberg. For the service, Dabenica earned a brokerage fee of 1.75% to 2%, paid by the borrower. Dabenica no longer acts as loan broker for the Company.


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

Restatement

               The Company has restated prior period lot sales and cost of home and lot sales to correct the elimination of inter-company transactions. The impact of the restatement is as follows:

                                                    Year Ended                                      Year Ended
                                               December  31, 2000                         December 31, 1999
                                 As Previously                         As         As Previously                          As
                                 Reported        Restatement  Restated   Reported        Restatement   Restated
Lot Sales                     $ 6,591          $(3,891)       $ 2,700      $ 4,187        $(4,187)         $    -
Cost of Home Sales      32,342            (2,397)        29,945       48,040            (921)           47,119
Cost of Lot Sales           3,094            (1,494)          1,600          3,266         (3,266)                -

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

NOTE B  - NOTES RECEIVABLE

               During 2001, the Company extended a line of credit of up to $1,659 to WCB for the purpose of building single family homes. The line of credit bears an interest rate of prime (4.75% at December 31, 2001) plus 2% and matures on December 9, 2002, and is collateralized by a deed of trust over the related property. At December 31, 2001, the outstanding balance under the line of credit was $19. In March 2002, the line of credit was assigned to EFC.

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


                     DOVER INVESTMENTS CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            December 31, 2001, 2000 and 1999
                (in thousands, except share and per share amounts)

NOTE C - NOTES PAYABLE

     Notes payable at December 31, are comprised of the following:

                                                                                                     2001           2000
     Notes Payable, maturing August 12,  2002, and bearing
        interest at prime (4.75% at December 31, 2001)
        plus 0.75%                                                                         $1,126          $   636
     Notes Payable, maturing April 20, 2001, and bearing
        interest at prime (4.75% at December 31, 2001)
        plus 0.75%.                                                                              -                   151
     Notes Payable, maturing April 20, 2002, and bearing
        interest at prime (4.75% at December 31, 2001)
        plus 1.00%.                                                                         4,472             1,692
     Notes Payable, maturing April 10, 2002, and bearing
        interest at prime (4.75% at December 31, 2001)
        plus 0.75%.                                                                            972                  -

                                                                                                 $6,570            $2,479

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

          Income tax expenses for the year ended December 31, consists of:
<CAPTION
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

NOTE E - INCOME TAXES (continued)

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

               The following is a reconciliation between the federal statutory rate and the effective rate used for the Company's provision for taxes:


























                         DOVER INVESTMENTS CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         December 31, 2001, 2000 and1999
               (in thousands except share and per share amounts)

NOTE E - INCOME TAXES (continued)
                                                                                                  2001         2000       1999
     Tax expense at statutory federal income tax rate (34%)      $1,372      $3,285      $2,690
     State franchise tax                                                                   235           570           467
     Change in valuation allowance                                            (1,395)          473           485
     Recognition of remaining prequasi-
         reorganization tax benefits                                               1,426              -               -
     Other                                                                                      (24)            18           (34)
     Income tax expense                                                           $1,614       $4,346      $3,608

     Net deferred taxes as of  December 31, are as follows:
                                                                                                  2001         2000         1999
         Deferred tax asset:
          Accrued warranty reserve                                             $   140       $    -           $ 128
          AMT credit carry forward                                              2,618            654           634
              Difference between book and tax
                partnership investment                                                   -              551            -
          Accrued expenses                                                                22             29             10
          Other                                                                                 113            -                  1
          Depreciation                                                                        17             10              (2)
          Net operating loss carry forward                                        929           151           151
                                                                                                 3,839        1,395           922
          Valuation allowance                                                            -          (1,395)        (922)
                                                                                                 3,839            -                -
        Deferred tax liability:
           Difference between book and tax
             partnership investment                                                (1,910)           -                -
           Net deferred tax asset                                                  $1,929      $     -         $     -

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

                               DOVER INVESTMENTS CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   December 31, 2001, 2000 and 1999
                          (in thousands except share and per share amounts)

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

               The Restated Plan provides that each director who is not an employee of the Company and has not been an employee of the Company for all or any part of the preceding fiscal year automatically receives options to purchase 1000 shares of Class A Common Stock upon their election or appointment as a director of the Company. Thereafter, every year options to purchase 500 shares of Class A Common Stock (subject to adjustment for recapitalization, stock splits and similar events) will
                          DOVER INVESTMENTS CORPORATION
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    December 31, 2001, 2000 and 1999
                      (in thousands, except share and per share amounts)


NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS
                 PER SHARE(continued)

automatically be granted to such director, provided, however, that such automatic option grants will be made only if the director (a) has served on the Board of Directors for the entire two preceding fiscal years, (b) is not otherwise an employee of the Company or any subsidiaries on the date of grant and (c) has not been an employee of the Company or any subsidiaries for all or any part of the preceding fiscal years. As of December 31, 2001, options for 150 shares were outstanding for the directors.

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

NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE (continued)


                                          December 31, 2001       December 31, 2000       December 31, 1999
<CAPTION
                                                         Weighted                       Weighted                       Weighted
                                                         Average                         Average                         Average
                                                         Exercise                         Exercise                         Exercise
                                          Shares     Price              Shares      Price             Shares       Price
Outstanding
   at beginning of year      167,250     $12.44          172,300    $11.12          145,616       $ 7.17
Granted                               1,500      12.30            46,500      11.29          111,500        13.04
Exercised                           (2,250)       6.81           (51,550)       7.51          (84,816)        6.89
Outstanding at end
   of year                         166,500       12.52          167,250      12.44           172,300       11.12
Options exercisable
   at year end                   136,749     $12.66            61,667    $12.42              6,217        $6.31
Weighted-average fair
   value of options
   granted
   during the year                                $8.00                             $7.93                              $6.52















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

NOTE G - COMMON STOCK OPTION PLANS AND EARNINGS PER SHARE (continued)

          The following information applies to options outstanding at December 31, 2001:
                                             Options  Outstanding                                  Options  Exercisable
                            Options           Weighted                                          Options              Weighted
Range of              Outstanding     Average                 Weighted            Exercisable        Average
Exercise               at December    Remaining              Average             at December       Exercise
Prices                   31, 2001         Contractual Life      Exercise Price     31, 2001            Price
$ 5.88  -   6.38           2,000                 5.25                     $ 6.22                2,000               $ 6.22
$ 8.13  -   9.50           6,250                 7.12                     $ 9.33                6,250               $ 9.33
$10.75 - 11.50         11,750                 9.02                    $11.01                4,083              $11.02
$12.00 - 16.00       146,500                 3.65                    $12.86            124,416              $12.99
                             166,500                                            $12.52            136,749              $12.66

               The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                                         Year Ended December 31,
                                                                                    2001              2000               1999
Net Income                                                                 $2,422           $5,317            $4,305

Weighted average common shares outstanding       1,195,733      1,145,489        1,094,472
Additional dilutive potential common shares                 7,257             5,715             13,955

Diluted shares outstanding                                     1,202,990      1,151,204        1,108,427

Net income per share - basic                                         $2.03             $4.64               $3.93

Net income per share - diluted                                      $2.01              $4.62              $3.88

Shares excluded from diluted EPS                            101,000          100,500           141,000