Form 10-Q
period 2002-06-30
DOVER INVESTMENTS CORP
filed 2002-08-08
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

     (Mark One)

      X   Quarterly report pursuant to  Section 13 or 15(d) of
             the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 2002

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

     The number of shares outstanding of each of the registrant's classes of Common Stock as of July 31, 2002,
            were as follows:
                             Title                           Shares Outstanding
  Class A Common Stock, $.01 par value.....    1,001,487
  Class B Common Stock, $.01 par value.....       312,813

             DOVER INVESTMENTS CORPORATION
                                INDEX


                                                                                                          Page
                                                                                                          Number
                     PART I    -    FINANCIAL INFORMATION
Item 1.    Financial Statement
                Consolidated Balance Sheets as of June 30, 2002
                and December 31, 2001. . . . . . . . . . . . . . . . . . . . . . .            3

                Consolidated Statements of Earnings for the
                 Three Months and Six Months Ended
                 June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . .            4

                Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2002 and 2001. . . . . . . . .           5

                Notes to Consolidated Financial Statements. . . . . . . . .          6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS. . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . .         7

Item 3.    QUANTITATIVE AND QUALITATIVE
                DISCLOSURES ABOUT  MARKET RISK. . . . . . . . . .      11


                     PART II    -   OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .     12

Item 4.     SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . .     12

Item 6.      EXHIBITS AND REPORTS ON FORM  8-K . . . . . . . .     12

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                 INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . .    14

                    PART I   -   FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                     DOVER INVESTMENTS CORPORATION

                      CONSOLIDATED BALANCE SHEETS
          (in thousands, except share and per share amounts)

                                                                                        06-30-02          12-31-01
ASSETS                                                                          (unaudited)
  Cash and Cash Equivalents                                             $12,809             $18,377
  Investments                                                                        5,000                   -
  Homes Held for Sale                                                          8,600                 1,848
  Property Held for Development                                        20,819               26,625
  Notes Receivable                                                               1,886                    885
  Deferred Tax Asset                                                            1,810                 1,929
  Other Assets                                                                      1,992                 1,744

         Total Assets                                                            $52,916             $51,408

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                                1,022                    796
  Notes Payable                                                                    6,129                 6,570
  Minority Interest in Ventures                                                813                 1,064
         Total Liabilities                                                           7,964                 8,430

Stockholders' Equity
  Class A Common Stock, Par Value $.01 Per Share
    Authorized 2,000,000 Shares; Issued 1,001,487
    and 883,487 Shares, respectively                                          10                        9
  Class B Common Stock, Par Value $.01 Per Share
    Authorized 1,000,000 Shares; Issued 317,373
      and 317,411 Shares, respectively                                          3                        3
  Additional Paid-In Capital                                                29,803               28,265
  Treasury Stock, at Cost 4,560 Class B Shares                        (25)                    (25)
  Retained Earnings from January 1, 1993                          15,161                14,726
         Total Stockholders' Equity                                        44,952               42,978

Total Liabilities and Stockholders' Equity                         $52,916             $51,408

     See accompanying Notes to Consolidated Financial Statements.

                    DOVER INVESTMENTS CORPORATION

              CONSOLIDATED STATEMENTS OF EARNINGS
                (in thousands, except share and per share amounts)
                                             (unaudited)

                                                                  Three Months Ended          Six Months Ended
                                                                               June 30,                         June 30,
                                                                   2002                2001           2002         2001
Home Sales                                                $ 4,754        $10,419           $5,923     $12,931
Cost of Home Sales                                       3,031           6,017             3,776         7,418
Minority Interest in Ventures                            590           1,734                632         2,073

           GROSS PROFIT                                1,133           2,668             1,515         3,440

Selling Expenses                                               331              511                475            706
General and Administrative Expenses               260               307               541            876
                                                                        591               818            1,016         1,582

           Income from Operations                       542             1,850               499         1,858

Other Income
    Interest                                                          79               243                159           548
    Other                                                              -                   -                   18              -
           Total Other Income                                79               243                177            548

Income before Provision
   for Income Taxes                                          621            2,093               676         2,406
Provision for Income Taxes                              210               611               241            752

           NET INCOME                                $   411          $1,482             $ 435       $1,654

Basic Earnings Per Share                             $ 0.31           $ 1.24            $ 0.33        $ 1.38
Diluted Earnings Per Share                          $ 0.31           $ 1.23            $ 0.33        $ 1.37
Shares Used for Earnings per Share:
    Basic:                                                 1,314,146     1,195,653      1,312,035   1,195,174
    Diluted:                                              1,330,815     1,200,440      1,326,472   1,202,321

               See accompanying Notes to Consolidated Financial Statements.


                          DOVER INVESTMENTS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)
                                                   (unaudited)
                                                                                                Six Months Ended
                                                                                                          June 30,
                                                                                                  2002           2001
Cash Flows from Operating Activities:
    Net Income                                                                           $ 435        $1,654
    Adjustments to Reconcile Net Income to Net Cash
       Used in Operating Activities:
       Income Accruing to Minority Interest                                   632           2,073
          Tax Benefit of Utilizing Prequasi-
             reorganization Net Operating Losses                                -                517
           Deferred Income Taxes                                                    119                 -
    Changes in Assets and Liabilities:
       Property Held for Development                                           (946)        (5,127)
       Notes Receivable                                                              (1,001)            948
       Other Assets                                                                       (248)           (977)
       Accrued Interest and Other Liabilities                                   227            (885)
Net Cash Used in Operating Activities                                        (782)        (1,797)

Cash Flows from Investment Activities:
       Purchase of Investments                                                   (5,000)                -
Net Cash Used in Investment Activities                                   (5,000)                -

Cash Flows from Financing Activities:
       Repayment to Minority Interest in Joint Ventures                (883)        (2,083)
       Proceeds from Notes Payable                                            2,260           8,666
       Repayment of Notes Payable                                            (2,701)        (5,061)
       Exercise of Stock Options                                                 1,538                10
Net Cash Provided by Financing Activities                                   214          1,532

Decrease in Cash and Cash Equivalents                                   (5,568)           (265)
Cash and Cash Equivalents at Beginning of Period                 18,377          20,531
Cash and Cash Equivalents at End of Period                         $12,809        $20,266
Supplemental Cash Flow Activity:
       Cash Paid for Interest                                                           $72              $37
       Cash Paid for Taxes                                                             $32               $ -

                    See accompanying Notes to Consolidated Financial Statements.

                    DOVER INVESTMENTS CORPORATION

                     Notes to Consolidated Financial Statements
                                          June 30, 2002
                                            (unaudited)

1.   Basis of Presentation

          The accompanying consolidated financial statements have been prepared from the records of Dover Investments Corporation without audit. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 2001.

2.   Earnings per Share

          Basic net earnings per share is computed, on a combined basis, for the two classes of common stock, Class A and Class B, using the weighted average number of common shares outstanding during the period. Diluted net earnings per share reflects the potential dilution from outstanding stock options using the treasury stock method.
The following table illustrates the reconciliation of the numerators and denominators for the basic and diluted earnings per share computation and are unaudited (amounts in thousands, except share and per share data).

                                           Three Months Ended June 30,     Six Months Ended June 30,
                                                         2002              2001                  2002             2001
Net Income                                       $411           $1,482                  $435          $1,654
Weighted average common
   shares outstanding                  1,314,146      1,195,653          1,312,035      1,195,174
Additional potentially dilutive
   common shares                           16,669             4,787               14,437             7,147
Diluted shares outstanding        1,330,815      1,200,440           1,326,472      1,202,321

          Options to purchase 100,500 shares during the six months ended June 30, 2001, were excluded from the computation of diluted earnings per share because the options prices were greater than the average market price of the Company's common stock during these periods. No other options to purchase shares were excluded from the computation of diluted earnings per share in the above periods.

3.   Investments

          Investments consist of government debt securities with maturities greater than one year from the balance sheet date. Investments are classified as available-for-sale securities because the Company may sell them before they reach maturity. The investments are carried at fair market value, with unrealized gains and losses recorded in stockholders' equity. The cost of securities sold is based on the specific identification method.

4.   New Accounting Pronouncement

          On January 1, 2002, the Company adopted SFAS 144.
SFAS 144, which replaces SFAS 121, "Accounting for the
Impairment of Long-Lived Assets and for Assets to Be Disposed of," changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The adoption of SFAS 144 did not have an impact on the Company's consolidated financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS


                       The information set forth below and elsewhere in this Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business operations and financial condition. The words or phrases "can be", "may affect", "may depend", "expect", "believe", "anticipate", "intend", "will", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed in this document or in the Company's other public filings, including (i) the continued impact of the terrorist attacks against the United States on September 11, 2001, (ii) changes in general and local economic conditions, (iii) consumer confidence and housing demand, (iv) competition, (v) government regulations affecting the Company's operations, (vi) the availability and cost of land, materials and labor, (vii) conditions in the capital, credit and homebuilding markets and (viii) the uncertainty of litigation filed against the Company. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

General

          Dover Investments Corporation (the "Company") engages
primarily in real estate development.   The Company's real estate
projects (other than the Coram Plaza Shopping Center project described below) are developed through ventures with wholly-owned subsidiaries of E. F. Communities, Inc., a California corporation (collectively, "EFC"). Under the governing agreements, EFC is primarily responsible for the construction and the development of the real estate. Until March 2002, the real estate projects were developed through ventures with Westco Community Builders, Inc., a California corporation ("WCB"). In March 2002, EFC acquired the interest held by WCB in the ventures. The owners of EFC are the same as those of WCB.

Real Estate Development

          Below is a summary of the Company's major real estate development activities during the quarter ended June 30, 2002.

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

          During 2001, a downturn in the national and regional economy significantly reduced the demand for new homes in the Tracy area. Buyer activity in the Tracy area was extremely weak and standing inventory among builders in the area was at unusually high levels. New home prices also came under pressure in 2001. The Company believes, based on the number of homes at the Glenbriar Estates project sold during the first and second quarters of 2002 and the number of pending sales contracts, that interest among buyers at the Glenbriar Estates project has increased somewhat.

HIGHER PRICED HOME

          In September of 1999, the Company entered into a joint venture to develop a large (approximately 9,600 square feet) higher priced "custom" home in Atherton, California. Construction of the home was completed in December 2001. The home went on the market in January 2002.

OTHER RESIDENTIAL PROPERTIES

                    Halcyon Properties, LLC, a venture between the Company and EFC, has purchased a property in San Leandro, California which has been approved for eighteen single family homes. Site work and construction of three model homes commenced during the second quarter of 2002. The Company expects the venture to construct and sell the eighteen homes during 2002 and 2003.


          Woodview Properties, LLC, a venture between the Company and EFC, has purchased a property in Novato, California. The property has been approved for twenty single family homes. The Company expects the venture to build and sell the twenty homes during 2002 and 2003. The property has an approved vested tentative subdivision map and is currently going through design review for its house plans.


SOUTH TRACY INDUSTRIAL PARK

          South Tracy Industrial Park, LLC, a venture between the Company and EFC, entered into an agreement in 1999 to purchase and develop for industrial use approximately fifty acres of industrial property in the southern part of the City of Tracy. A tentative subdivision map for the entire property and a final subdivision map for Phase I of the property have been approved by the City of Tracy. Site improvements have been completed on Phase I of the property and construction of the first industrial building commenced in the first quarter of 2002. The venture previously had anticipated starting construction of the first two industrial buildings at the same time; however, in view of the economic conditions, the venture has determined to proceed with one building at this time and to proceed with additional buildings as occupancy levels justify. Development and rental of the entire industrial park is expected to continue for several years.


CORAM PLAZA SHOPPING CENTER, CORAM, NEW YORK

          SPM, LLC ("SPM"), a venture among the Company and three other independent parties, has purchased a property, with buildings and improvements, located in the Coram Plaza Shopping Center, in Coram, New York. A portion of the property was sold in 2000. SPM has completed development of the remaining property for commercial use and is currently leasing the property to tenants.

          The Company accounts for its investment in SPM on the cost method since it does not have significant influence over SPM's operating and financial policies. The Company includes this investment with its property held for development at cost, which the Company considers to be lower than estimated market value.

Results of Operations

     For the quarter ended June 30, 2002, the Company had net income of $411,000, compared to $1,482,000 for the same period in 2001.
The decrease in net income resulted primarily from a decrease in sales of homes and a decrease in interest income for the period.

     For the quarter ended June 30, 2002, the Company closed the sale of 13 homes at the Glenbriar Estates project, compared to 27 homes for the same period in 2001. The Company believes the decrease in sales of homes is primarily attributable to reduced housing demand. See "Real Estate Development - Glenbriar Estates" above.

     Total sales for the quarter ended June 30, 2002 were $4,754,000, resulting in a gross profit of $1,133,000 and a gross profit margin of 23.83%, compared to total sales of $10,419,000, resulting in a gross profit of $2,668,000 and a gross profit margin of 25.61%, for the same period in 2001. The decrease in gross profit resulted primarily from a decrease in sales of homes for the period.

     Minority interest in joint ventures for the second quarter of 2002 was $590,000, compared to $1,734,000 for the same period in 2001.
The decrease in minority interest is attributable to decreased sales of homes at the Glenbriar Estates project.

     Selling expenses for the quarter ended June 30, 2002 were $331,000, which represents 6.96% of revenues for that quarter, compared to $511,000, which represents 4.90% of revenues for the same period in 2001. The decrease in selling expenses was primarily due to decreased home sales. The increase in the percentage of revenues represented by selling expenses was primarily due to the fixed nature of some selling expenses.

     General and administrative expenses for the quarter ended
June 30, 2002 were $260,000, compared to $307,000 for the same period in 2001, a decrease of 15.31%. The decrease was primarily due to decreases in staffing and in executive officers compensation expense.

     Interest income for the quarter ended June 30, 2002 decreased to $79,000, compared to $243,000 for the same period in 2001. The decrease is attributable to decreases in interest rates and lower average account balances during the quarter.

     The Company expects that the development projects will continue to be profitable. See "BUSINESS - Homebuilding Industry" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for a discussion of general economic conditions and competitive factors that influence the Company's profitability.

Liquidity and Capital Resources

     During the six months ended June 30, 2002, the Company used liquid assets primarily to fund expenditures in connection with the real estate development projects, debt service, general and administrative expenses and the purchase of government debt securities. The
Company met its funding requirements primarily from cash reserves, and from revenues from home sales and construction financing from private sources secured by the homes under construction.

     The Company's primary sources of liquidity in the future will continue to be cash reserves and revenues generated from the development projects, and construction financing when appropriate.

     At June 30, 2002, the Company had an aggregate outstanding balance of $6,129,000 under its construction loans. These loans will be repaid from the proceeds of home sales. The loans bear interest at prime plus 0.75% through 1.25% per annum and have various maturity dates.

Litigation

     The Company has been named a defendant in a lawsuit brought by the Marina Vista of San Leandro Owner's Association. As this litigation is still at an early stage, the Company is unable to predict its ultimate outcome, the extent to which any claims may be covered by insurance, or the effect that the litigation may have on the Company's financial condition and results of operations. See "LEGAL PROCEEDINGS" below.

Outlook

     The Company has not closed the sale of any homes at the Glenbriar Estates project during the third quarter of 2002. Sales contracts for 28 homes at the Glenbriar Estates project are currently pending. The
Company believes that 7 of these 28 homes will likely close in the third quarter of 2002, 12 homes will likely close in the fourth quarter of 2002 and the other 9 will likely close in the first quarter of 2003. The Company expects it will enter into additional sales contracts that are likely to close in the first quarter of 2003. As the Company's sales contracts are subject to satisfaction of certain conditions and cancellation by the customer, no assurances can be given that any sales contracts will result in actual closings. See "BUSINESS - Backlog" in the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 2001. In addition, the Company's higher priced home in Atherton, California is currently being marketed for sale. The
Company cannot predict when that home will be sold.

     Based on the foregoing, the Company expects sales for the third quarter of 2002 to be significantly lower than for the same period in 2001, and sales for the fourth quarter of 2002 to be significantly higher than for the same period in 2001.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment in high credit quality securities maintained with three financial institutions and government debt securities and the Company's notes receivable and notes payable. The Company's objective in managing its exposure to interest rate changes is to limit the impact of changes on earnings and cash flow and to lower its overall borrowing costs. The Company believes the financial risks associated with these investments and notes are minimal.


PART II   -    OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS

          On June 25, 2002, the Marina Vista of San Leandro Owners' Association, the homeowners' association for the owners of the homes sold by the Company at its Marina Vista project in San Leandro, California, filed a complaint against the Company in the Superior Court of California in the County of Alameda. Also named as defendants in the complaint are H. F. Properties Ltd., a former subsidiary of the Company, and Westco Marina, Inc., a former subsidiary of WCB. The complaint alleges, among other things, breach of contract, violation of the governing documents of the Marina Vista homeowners' association, negligence, breach of warranty, strict liability, breach of fiduciary duty and nuisance based on alleged construction defects at the Marina Vista project.
The plaintiff is seeking damages in an unspecified amount, attorneys' fees and expert fees and investigative costs. The Company is unable to predict its ultimate outcome, the extent to which any claims may be covered by insurance, or the effect that the litigation may have on the Company's financial condition and results of operations.







          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
                          OF SECURITY HOLDERS

          On May 23, 2002, the Company held its annual meeting of stockholders for the purpose of electing directors and ratifying the appointment of Grant Thornton LLP as the Company's independent public accountant for the year ended December 31, 2002.

                    All of the Company's nominees for directors were elected as follows: Arnold Addison, 924,854 votes for, 33,202 votes against and 42,931 broker non-votes; John Gilbert, 2,930,190 votes for, 111,220 votes against and 86,920 broker non-votes; Frederick M. Weissberg, 2,930,190 votes for, 111,220 votes against and 86,920 broker non-votes;
and Will C. Wood, 2,930,190 votes for, 111,220 votes against and 86,920 broker non-votes. The proposal to ratify the appointment of Grant Thornton LLP as the Company's independent public accountant for the year ended December 31, 2001, was approved with 3,834,977 votes for, 1,314 votes against, 163,175 votes abstaining and 129,851 broker non-votes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
                99.1    Certification of President.

                99.2    Certification of Principal Financial Officer.

          (b)  Reports on Form 8-K
                 None















                         SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DOVER INVESTMENTS CORPORATION


Date: August 8, 2002      By:  /s/Frederick M. Weissberg
                                              Frederick M. Weissberg
                                              Chairman of the Board
                                              and President


                                        By:  /s/Erika Kleczek
                                               Erika Kleczek
                                               Principal Financial Officer




























                                EXHIBIT INDEX


  Exhibit Number        Description

          99.1                  Certification of President.

          99.2                  Certification of Principal Financial Officer.





































                                                                Exhibit 99.1


              CERTIFICATION OF PRESIDENT
      AS ADOPTED PURSUANT TO SECTION 906
       OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the accompanying Form 10-Q of Dover Investments Corporation for the quarter ended June 30, 2002,
I, Frederick M. Weissberg, Chairman of the Board and President of Dover Investments Corporation, hereby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) such Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or
           15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Form 10-Q for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Dover Investments Corporation.



Date:     August 8, 2002
                                               By:  /s/Frederick M. Weissberg
                                                      Frederick M. Weissberg
                                                      Chairman of the Board
                                                      and President


















                                                                Exhibit 99.2


                           CERTIFICATION OF
                PRINCIPAL FINANCIAL OFFICER
        AS ADOPTED PURSUANT TO SECTION 906
         OF THE SARBANES-OXLEY ACT OF 2002


          In connection with the accompanying Form 10-Q of Dover
Investments Corporation for the quarter ended June 30, 2002,
I, Erika Kleczek, Principal Financial Officer of Dover Investments Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) such Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or
          15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Form 10-Q for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Dover
           Investments Corporation.



Date:     August 8, 2002
                                             By:  /s/Erika Kleczek
                                                    Erika Kleczek
                                                    Principal Financial Officer