Form 10-Q
period 2002-09-30
DOVER INVESTMENTS CORP
filed 2002-11-13
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                                 FORM 10-Q

(Mark One)

X   Quarterly report pursuant to  Section 13 or 15(d) of
      the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002

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




The number of shares outstanding of each of the registrant's classes of Common Stock as of October 31, 2002, were as follows:

               Title                                        Shares Outstanding
Class A Common Stock, $.01 par value....       1,001,567
Class B Common Stock, $.01 par value....          312,733







































             DOVER INVESTMENTS CORPORATION
                                       INDEX
                                                                                                            Page
                                                                                                            Number
               PART I    -    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
               Consolidated Balance Sheets as of September 30, 2002
               and December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . .          3

        Consolidated Statements of Earnings for the Three Months
               and Nine Months Ended September 30, 2002 and 2001 . . .     4

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2002 and 2001. . . . .         5

               Notes to Consolidated Financial Statements. . . . . . . . . . .        6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS. . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . .        7

Item 3.    QUANTITATIVE AND QUALITATIVE
               DISCLOSURES ABOUT MARKET RISK. . . . . . . . . . .      11

Item 4.    CONTROLS AND PROCEDURES . . .  . . . . . . . . . . . . .     12

               PART II    -   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .       12

Item 4.    SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . .        12

Item 6.     EXHIBITS AND REPORTS ON FORM  8-K . . . . . .          13

                Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14

                Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15

                INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . .           19

             PART I   -   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                 DOVER INVESTMENTS CORPORATION
                 CONSOLIDATED BALANCE SHEETS
          (in thousands, except share and per share amounts)
                                                                                       09-30-02            12-31-01
ASSETS                                                                         (unaudited)
  Cash and Cash Equivalents                                            $15,646              $18,377
  Investments                                                                       2,500                      -
  Homes Held for Sale                                                          8,716                 1,848
  Property Held for Development                                       21,869                26,625
  Notes Receivable                                                               2,165                    885
  Deferred Tax Asset                                                            1,805                 1,929
  Other Assets                                                                      1,346                 1,744

          Total Assets                                                           $54,047             $51,408

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                                   934                    796
  Notes Payable                                                                    7,118                 6,570
  Minority Interest in Ventures                                                740                 1,064
          Total Liabilities                                                          8,792                 8,430

Stockholders' Equity
  Class A Common Stock, Par Value $.01 Per Share
    Authorized 2,000,000 Shares; Issued and Outstanding
    1,001,567 and 883,487 Shares at September 30, 2002
    and December 31, 2001, respectively                                    10                        9
  Class B Common Stock, Par Value $.01 Per Share
    Authorized 1,000,000 Shares; Issued and Outstanding
    317,293 and 317,411 Shares at September 30, 2002
    and December 31, 2001, respectively                                      3                        3
  Additional Paid-In Capital                                                29,803                28,265
  Treasury Stock, at Cost 4,560 Class B Shares                        (25)                    (25)
  Retained Earnings from January 1, 1993                           15,464                14,726
          Total Stockholders' Equity                                       45,255                42,978

Total Liabilities and Stockholders' Equity                          $54,047             $51,408

   The accompanying notes are an integral part of these statements.

                     DOVER INVESTMENTS CORPORATION

                CONSOLIDATED STATEMENTS OF EARNINGS
                 (in thousands, except share and per share amounts)
                                                (unaudited)

                                                         Three Months Ended               Nine Months Ended
                                                             September 30,                           September 30,
                                                           2002                 2001               2002             2001
Home Sales                                         $2,757             $8,305              $8,680        $21,236
Cost of Home Sales                              1,743               4,935                5,519          12,353
Minority Interest in Ventures                   287               1,299                   919            3,372

           GROSS PROFIT                          727               2,071                2,242            5,511

Selling Expenses                                      215                  441                  690             1,147
General and Administrative
   Expenses                                              259                   346                  800            1,222
                                                               474                   787               1,490            2,369

           Income from Operations               253                1,284                 752             3,142

Other Income
    Interest                                                170                  211                  329                759
    Other                                                     -                       -                     18                   -
           Total Other Income                      170                   211                 347                759

Income before Provision
  for Income Taxes                                  423                1,495               1,099             3,901
Provision for Income Taxes                     120                  546                  361             1,298

NET INCOME                                    $ 303                $ 949               $ 738           $2,603

Basic Earnings Per Share                     $0.23                $0.79               $0.56             $2.17
Diluted Earnings Per Share                  $0.23                $0.79               $0.56             $2.16
Shares Used for Earnings
   per Share:
     Basic:                                       1,314,313         1,195,894        1,312,798      1,195,529
    Diluted:                                     1,329,483         1,201,499        1,327,376      1,202,093

               The accompanying notes are an integral part of these statements.

                         DOVER INVESTMENTS CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in thousands)
                                                      (unaudited)
                                                                                           Nine Months Ended
                                                                                               September 30,
                                                                                           2002                  2001
Cash Flows from Operating Activities:
   Net Income                                                                      $   738              $2,603
    Adjustments to Reconcile Net Income to
       Net Cash Used in Operating Activities:
       Income Accruing to Minority Interest                                919               3,372
          Tax Benefit of Utilizing Prequasi-
             reorganization Net Operating Losses                             -                     479
           Deferred Income Taxes                                                 124                      -
    Changes in Assets and Liabilities:
       Property Held for Development                                    (2,112)             (6,162)
       Notes Receivable                                                          (1,280)                  952
       Other Assets                                                                     398                  (161)
       Accrued Interest and Other Liabilities                               139               (1,041)
Net Cash (Used in) Provided by Operating Activities           (1,074)                    42

Cash Flows from Investing Activities:
Purchase of Investments                                                      (5,000)                     -
       Proceeds from Sale of Investments                                2,500                      -
Net Cash Used in Investing Activities                                  (2,500)                     -
Cash Flows from Financing Activities:
       Repayment to Minority Interest in Joint Ventures         (1,243)              (3,234)
       Proceeds from Notes Payable                                        4,510               10,724
       Repayment of Notes Payable                                        (3,962)              (8,019)
       Exercise of Stock Options                                             1,538                      15
Net Cash Provided by (Used in) Financing Activities               843                   (514)

Decrease in Cash and Cash Equivalents                               (2,731)                 (472)
Cash and Cash Equivalents at Beginning of Period              18,377              20,531
Cash and Cash Equivalents at End of Period                     $15,646             $20,059
Supplemental Disclosure of Cash Flow Activities:
       Cash Paid for Interest                                                   $152                      $51
       Cash Paid for Taxes                                                      $292                    $715

                    The accompanying notes are an integral part of these statements.

                    DOVER INVESTMENTS CORPORATION

                Notes to Consolidated Financial Statements
                            September 30, 2002
                                   (unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared from the records of Dover Investments Corporation without audit. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended
September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                              Three Months Ended September 30,     Nine Months Ended September 30,
                                                    2002                 2001                     2002                 2001
Net Income                                  $303                 $949                     $738              $2,603
Weighted average common
    shares outstanding            1,314,313         1,195,894             1,312,798         1,195,529
Additional potentially
dilutive common shares             15,170                5,605                  14,578                6,564
Diluted shares outstanding    1,329,483         1,201,499             1,327,376         1,202,093


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

4.  Recent Accounting Pronouncement

     On January 1, 2002, the Company adopted SFAS 144. SFAS 144, which replaces SFAS 121, "Accounting for the Impairment of Long-
Lived Assets and for Assets to Be Disposed of," changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The adoption of SFAS 144 did not have an impact on the Company's consolidated financial statements.


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


Real Estate Development

         Below is a summary of the Company's major real estate development activities during the quarter ended September 30, 2002.


GLENBRIAR ESTATES

          The Company, through its various ventures, continued to develop the Glenbriar Estates project in Tracy, California.

          All of the land owned by the ventures is covered by either vesting tentative subdivision maps or final subdivision maps.
The ventures have two model complexes for two product types of homes at Glenbriar Estates, the Glenbrook Subdivision and the Meadowbrook Subdivision. There are currently 39 homes under construction in the Glenbriar Estates project for which sales contracts are pending. During the third quarter of 2002, the ventures commenced site work to improve 116 lots in addition to the existing lots available for construction. The Company expects that these additional lots will be completed towards the end of the first quarter of 2003.

         During 2001, a downturn in the national and regional economy significantly reduced the demand for new homes in the Tracy area, including homes at the Glenbriar Estates project. The Company believes, based on the number of homes at the Glenbriar Estates project sold during the first nine months of 2002 and the number of pending sales contracts, that demand is increasing.


HIGHER PRICED HOME

         In September of 1999, the Company entered into a joint venture to develop a large (approximately 9,600 square feet) higher priced "custom" home in Atherton, California. Construction of the home was completed in December 2001 and the home was placed on the market in late January 2002. The custom home is carried at the lower of cost or market. The Company has not received attractive offers to purchase this home. The Company expects that marketing of this home may continue for some time.


OTHER RESIDENTIAL PROPERTIES

         Halcyon Properties, LLC, a venture between the Company and EFC, previously purchased a property in San Leandro, California which has been approved for 18 single family homes. Site work and construction of 3 model homes commenced during the second quarter of 2002. The Company expects the venture to construct and sell the 18 homes during 2003.

         Woodview Properties, LLC, a venture between the Company and EFC, purchased a property in Novato, California. The property has a vesting
tentative subdivision map for 20 single family homes.   The house plans are
currently going through design review process. The Company expects the venture to build and sell the 20 homes during 2003.





SOUTH TRACY INDUSTRIAL PARK

         South Tracy Industrial Park, LLC, a venture between the Company and EFC, entered into an agreement in 1999 to purchase and develop for industrial use approximately fifty acres of industrial property in the southern part of the City of Tracy. The final subdivision map for Phase 1 of the property has been recorded and the Phase 1 site improvements have been completed and approved by the City of Tracy. The Phase 2 final subdivision map was approved by the City of Tracy in the third quarter of 2002 and it is expected that the site work will be completed during the second quarter of 2003. Construction of the first industrial building commenced in the first quarter of 2002, and the venture began marketing this building in the third quarter of 2002. It is expected that construction of this building will be completed near the end of the first quarter of 2003. Development and rental of the entire industrial park is expected to continue for several years.


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

         In August 2002, the Company entered into an agreement with SPM pursuant to which SPM has agreed to redeem the Company's membership interest in SPM on or before December 30, 2002.

         The Company accounts for its investment in SPM on the cost method since it does not have significant influence over SPM's operating and financial policies. The Company includes this investment with its property held for development at cost, which the Company considers to be lower than estimated market value.


Results of Operations

         For the quarter ended September 30, 2002, the Company had net income of $303,000, compared to $949,000 for the same period in 2001. The decrease in net income resulted primarily from a decrease in sales of homes.

         For the quarter ended September 30, 2002, the Company closed the sale of 7 homes at the Glenbriar Estates project, compared to 20 homes for the same period in 2001. The Company believes the decrease in sales of homes is primarily attributable to reduced housing demand. See "Real Estate Development - Glenbriar Estates" above.

         Total sales for the quarter ended September 30, 2002 were $2,757,000, resulting in a gross profit of $727,000 and a gross profit margin of 26.37%, compared to total sales of $8,305,000, resulting in a gross profit of $2,071,000 and a gross profit margin of 24.94%, for the same period in 2001. The decrease in gross profit resulted primarily from a decrease in sales of homes for the period.

         Minority interest in joint ventures for the third quarter of 2002 was $287,000, compared to $1,299,000 for the same period in 2001.
The decrease in minority interest is attributable to decreased sales of homes at the Glenbriar Estates project.

         Selling expenses for the quarter ended September 30, 2002 were $215,000, which represents 7.80% of revenues for that quarter, compared to $441,000, which represents 5.31% of revenues for the same period in 2001. The decrease in selling expenses was primarily due to decreased home sales. The increase in the percentage of revenues represented by selling expenses was primarily due to the fixed nature of some selling expenses.

         General and administrative expenses for the quarter ended September 30, 2002 were $259,000, compared to $346,000 for the same period in 2001, a decrease of 25.14%. The decrease was primarily due to decreases in staffing and in executive officers compensation expense.

         Interest income for the quarter ended September 30, 2002 decreased to $170,000, compared to $211,000 for the same period in 2001. The decrease is attributable to decreases in interest rates and lower average account balances during the quarter.

         The Company expects that the development projects will continue to be profitable. See "BUSINESS - Homebuilding Industry" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for a discussion of general economic conditions and competitive factors that influence the Company's profitability.


Liquidity and Capital Resources

         During the nine months ended September 30, 2002, the Company used liquid assets primarily to fund expenditures in connection with the real estate development projects, debt service, general and administrative expenses and the purchase of government debt securities. The Company met its funding requirements primarily from cash reserves, and from revenues from home sales and construction financing from private sources secured by the homes under construction.

         The Company's primary sources of liquidity in the future will continue to be cash reserves and revenues generated from the development projects, and construction financing when appropriate.

         At September 30, 2002, the Company had an aggregate outstanding balance of $7,118,000 under its construction loans. These loans will be repaid from the proceeds of home sales.
The loans bear interest at prime plus 0.75% through 1.25% per annum and have various maturity dates.


Litigation

         The Company has been named a defendant in a lawsuit brought by owners of homes sold by the Company at its Marina
Vista project in San Leandro and in another lawsuit brought by the Marina Vista of San Leandro Owner's Association. As this litigation is still at an early stage, the Company is unable to predict its ultimate outcome, the extent to which any claims may be covered by insurance, or the effect that the litigation may have on the Company's financial condition and results of operations.
See "LEGAL PROCEEDINGS" below.


Outlook

         The Company has not closed the sale of any homes at the Glenbriar Estates project during the fourth quarter of 2002.
Sales contracts for 39 homes at the Glenbriar Estates project are currently pending. The Company believes that 12 of these 39 homes will likely close in the fourth quarter of 2002 and the other 27 will likely close in the first six months of 2003. The Company expects it will enter into additional sales contracts that are likely to close in the first six months of 2003. As the Company's sales contracts are subject to satisfaction of certain conditions and cancellation by the customer, no assurances can be given that any sales contracts will result in actual closings. See "BUSINESS - Backlog" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. In addition, the Company's higher priced home in Atherton, California is currently being marketed for sale. The Company cannot predict when that home will be sold.

         Based on the foregoing, the Company expects sales for the fourth quarter of 2002 to be significantly higher than for the same period in 2001 and sales for the first quarter of 2003 to be significantly higher than for the same period in 2002.


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


ITEM 4.  CONTROLS AND PROCEDURES

     (a) The Company's President and the Company's Principal Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this quarterly report is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

     (b) No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II   -    OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS

         On June 25, 2002, owners of homes sold by the Company at its Marina Vista project in San Leandro, California filed a complaint against the Company in the Superior Court of California in the County of Alameda. Also on June 25, 2002, the Marina
Vista of San Leandro Owners' Association, the homeowners' association for the owners of the homes at the Marina Vista project, filed a complaint against the Company in the same court. In addition to the Company, WCB, H. F. Properties Ltd., a former subsidiary of the Company, and Westco Marina, Inc., a former subsidiary of WCB, are named as defendants in the complaints.
The complaints allege, among other things, breach of contract, violation of the governing documents of the Marina Vista homeowners' association, negligence, breach of warranty, strict liability, misrepresentation, breach of fiduciary duty and nuisance based on alleged construction defects at the Marina
Vista project. The plaintiffs are seeking damages in an unspecified amount, attorneys' fees and expert fees and investigative costs.
In October 2002, the Company and the other defendants filed answers to the two complaints. The parties are currently negotiating an agreement to stipulate to the use of a special master to manage the two cases under the auspices of the court. There has been no discovery in either case.

         The Company is unable to predict the ultimate outcome of the litigation, the extent to which any claims may be covered by insurance, or the effect that the litigation may have on the Company's financial condition and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS

                  None.









ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits
                       10.23          Letter Agreement, dated August 8, 2002,
                                          between the Company and SPM, LLC.

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


                                           DOVER INVESTMENTS CORPORATION


Date: November 13, 2002   By: /s/Frederick M. Weissberg
                                                     Frederick M. Weissberg
                                                     Chairman of the Board
                                                     and President

                                           By: /s/Erika Kleczek
                                                     Erika Kleczek
                                                     Principal Financial Officer



























                         CERTIFICATIONS


I, Frederick M. Weissberg, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Dover
      Investments Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
      (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
      (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002         /s/ Frederick M. Weissberg
                                                       Frederick M. Weissberg
                                                       Chairman of the Board
                                                       and President

I, Erika Kleczek, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Dover
      Investments Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
      15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
      (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002      /s/Erika Kleczek
                                                   Erika Kleczek
                                                   Principal Financial Officer




























                               EXHIBIT INDEX


Exhibit Number       Description

     10.23                  Letter Agreement, dated August 8, 2002,
                                between the Company and SPM, LLC.

     99.1                    Certification of President.

     99.2                    Certification of Principal Financial
                                Officer.