Form 10-K
period 2002-12-31
DOVER INVESTMENTS CORP
filed 2003-03-26
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-K

(Mark One)
[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2002
                                        OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 126-2).  Yes    No  x

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the Class A Common Stock and Class B Common
Stock as of March 1, 2003 was $19,758,815.

The number of shares outstanding of each of the registrant's classes of Common Stock as of March 1, 2003, were as follows:

                     Title                                   Shares Outstanding

     Class A Common Stock .................       1,001,788
     Class B Common Stock .................          312,512



                  DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement relating to the registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.















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

ITEM 7.      MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS . . . . . . . . . . . . 12

ITEM 7A.   QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK . . . . . . .18

ITEM 8.      FINANCIAL STATEMENTS AND
                    SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . 18

ITEM 9.      CHANGES IN AND DISAGREEMENTS
                    WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . .19




                               PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS
                    OF THE REGISTRANT. . . . . . . . . . . . . . . . . . . . . . 19

ITEM 11.     EXECUTIVE COMPENSATION .. . . . . . . . . . . . . 19

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT
                     AND RELATED STOCKHOLDER MATTERS. . .19

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . . . . . . .20

ITEM 14.    CONTROLS AND PROCEDURES . . . . . . . . . . . .  20


                               PART IV


ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS,
                    SCHEDULES  AND REPORTS ON
                    FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

APPENDIX A.   CONSOLIDATED FINANCIAL STATEMENTS
                            OF DOVER INVESTMENTS CORPORATION
                            AND SUBSIDIARIES, AND REPORT OF
                            INDEPENDENT CERTIFIED PUBLIC
                            ACCOUNTANTS, DECEMBER 31,
                            2002, 2001 AND 2000












                                                    PART  I


ITEM 1.   BUSINESS

General

          Dover Investments Corporation (the "Company") engages primarily in residential real estate development. The Company's real estate projects (other than the Coram Plaza Shopping Center project described below) are developed through ventures with wholly-owned subsidiaries of E. F. Communities, Inc., a California corporation (collectively, "EFC"). Under the governing agreements, EFC is primarily responsible for the construction and the development of the real estate. Until March 2002, the real estate projects were developed through ventures with Westco Community Builders, Inc., an independent California corporation ("WCB").
In March 2002, EFC acquired the interests held by WCB in the ventures. The owners of EFC are the same as those of WCB.

          A California general partnership, Glenbriar Joint Venture, and three California limited liability companies, Glenbriar Venture #2, LLC, Tracy Residential Venture Partners, LLC and Meadowbrook
Ventures, LLC, have been formed for development of the Glenbriar Estates project described below; another California limited liability company, South Tracy Industrial Park, LLC ("STIP"), has been formed for development of the South Tracy Industrial Park project described below; another California limited liability company, Halcyon Properties, LLC ("Halcyon"), has been formed for development of the San Leandro project described below; and another California limited liability company, Woodview Estates, LLC ("Woodview"), has been formed for development of the Novato project described below. During 2002, the Company and EFC formed two additional
California limited liability companies, Glenbrook Homes, LLC and Meadowbrook Residences, LLC, for development of the Glenbriar Estates project described below, and another California limited liability company, Marymont, LLC, for development of the higher priced home described below.

          For each of the ventures the Company contributes all of the capital, except that for Glenbriar Venture #2, LLC, WCB contributed 25% of the capital through December 1998 and that for Marymont, LLC, EFC contributes 50% of the additional capital beginning
December 2002. EFC is paid a fee for managing the construction and development of the real estate. For each of the ventures other than Glenbriar Joint Venture, Glenbriar Venture #2, LLC and STIP, the management fee is equal to 3% of the sales price of each home that is sold. EFC receives a fixed monthly management fee of $5,000 for managing Glenbriar Joint Venture and Glenbriar
Venture #2, LLC and a fixed monthly management fee of $10,000 for STIP. The Company (and EFC, with respect to Glenbriar
Venture #2, LLC and Marymont, LLC) receives a preferred return on equity in the ventures, at an annual rate of 10% to 12%, through December 31, 2001, and approximately 7%, since January 1, 2002. Remaining profits for each venture are split, 50% to the Company and 50% to EFC (or, in the case of Glenbriar Venture #2, LLC, 25%, 50% or 75% to the Company and the remainder to EFC) according to the governing agreements.

          The Company has been a member of SPM, LLC ("SPM"), a venture with three other independent parties, which developed and leased a property located in the Coram Plaza Shopping Center, in Coram, New York. Pursuant to an agreement between the Company and SPM, SPM redeemed the Company's membership interest in SPM in December 2002.


Real Estate Development

          Below is a summary of the Company's major real estate development activities during 2002.


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

          The Company believes, based on the number of home sales at the Glenbriar Estates project during the last six months of 2002 and the number of pending sales contracts, that demand for homes has increased at the Glenbriar Estates project.


HIGHER PRICED HOME

          In September of 1999, the Company entered into a joint venture with EFC to develop a large (approximately 9,600 square feet) higher priced "custom" home in Atherton, California. Construction of the home was completed in December 2001 and the home was placed on the market in late January 2002. The custom home is carried at the lower of cost or market. The Company expects that marketing of this home will continue until the home is sold.


OTHER RESIDENTIAL PROPERTIES

          South Tracy Industrial Park, LLC, a venture between  the
Company and EFC, entered into an agreement in 1999 to purchase and develop for industrial use approximately fifty acres of industrial property in the southern part of the City of Tracy. The final subdivision map for Phase 1 of the property has been recorded and the Phase 1 site improvements have been completed and approved by the City of Tracy. The Phase 2 final subdivision map was approved by the City of Tracy in the third quarter of 2002 and it is expected that the site work will be completed during the second quarter of 2003. Construction of the first industrial building commenced in the first quarter of 2002 and is expected to be completed near the end of the first quarter of 2003.
The Company has leased 8,500 square feet and is negotiating with additional tenants. Development and rental of the entire industrial park is expected to continue for several years.

          Halcyon Properties, LLC, a venture between the Company and EFC, has purchased a property in San Leandro, California which has been approved for eighteen single family homes. Construction of three model homes was completed in February 2003, and construction on all eighteen homes commenced in the first quarter of 2003. Marketing of the homes also commenced in the first quarter of 2003.

          Woodview Properties, LLC, a venture between the Company and EFC, has purchased a property in Novato, California. The property has a vesting tentative subdivision map for twenty single
family homes.   The house plans are currently going through the
second design review process. The Company expects construction of the twenty homes to commence towards the end of the fourth quarter of 2003. The Company expects the pre-sale of the homes will commence towards the end of the fourth quarter of 2003 or in early 2004.


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


Backlog

          The Company has a backlog of homes and lots for which it has entered into sales contracts but which it has not yet delivered. The Company's backlog at December 31, 2002 was approximately 37 homes at an aggregate sales price of approximately $14,950,000. The Company expects to realize similar levels of gross margin percentages for home and lot sales. As the Company's sales contracts are subject to certain conditions being satisfied and generally may be cancelled by the customer in the event mortgage financing is unobtainable within a specified period of time, no assurances can be given that homes subject to pending sales contracts will result in closings.


Employees

          The Company currently has five full-time employees, all of whom work at the Company's executive offices in San Francisco, CA.


Executive Officer of the Company

          The following is information with respect to the executive officer of the Company who is not also a director of the Company:

          Erika Kleczek - Ms. Kleczek, age 60, has served as the Company's Principal Financial Officer since January 1997 and as the Company's Secretary and Treasurer since February 1991. Ms. Kleczek served in various managerial positions for the Company and Homestead Savings and Loan Association, a former subsidiary of the Company, from June 1983 to February 1991.


ITEM 2.   PROPERTIES

          The Company leases its executive office space in San Francisco, California under a lease that commenced on October 1, 1997 with an initial term ending on September 30, 2002. On November 15, 2001, the Company exercised an option to extend the lease for an additional period of two years ending on September 30, 2004.


ITEM 3.   LEGAL PROCEEDINGS

          On June 25, 2002, owners of homes sold by the Company through its venture with WCB at its Marina Vista project in San Leandro, California which was completed February 5, 2000, filed a complaint against the Company in the Superior Court of California in the County of Alameda. Also on June 25, 2002, the Marina
Vista of San Leandro Owners' Association, the homeowners' association for the owners of the homes at the Marina Vista project, filed a complaint against the Company in the same court.
In addition to the Company, WCB, H. F. Properties Ltd., a former subsidiary of the Company, and Westco Marina, Inc., a former subsidiary of WCB, are named as defendants in the complaints.
The complaints allege, among other things, breach of contract, violation of the governing documents of the Marina Vista homeowners' association, negligence, breach of warranty, strict liability, misrepresentation, breach of fiduciary duty and nuisance based on alleged construction defects at the Marina Vista project. The plaintiffs are seeking damages in an unspecified amount, attorneys' fees and expert fees and investigative costs.
In October 2002, the Company and the other defendants filed answers to the two complaints. In December 2002, the parties stipulated to the use of a special master to manage the two cases under the auspices of the court. In December 2002, the court designated each case as a "complex case" as defined in Rule 1800 of the California Rules of Court. There has been no discovery in either case.

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

          The high and low bid information for 2002 and 2001 are as reported on the over-the-counter market. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                      CLASS A COMMON STOCK
                                                      High                      Low
Fiscal 2002 Quarter Ended:
       March 31                                20.750                   13.500
       June 30                                   24.000                   17.500
       September 30                         21.500                   14.500
       December 31                          19.400                   14.250

Fiscal 2001 Quarter Ended:
       March 31                                18.000                   11.125
       June 30                                   13.500                   11.000
       September 30                         13.250                   11.850
       December 31                          14.500                   12.650




                                            CLASS B COMMON STOCK
                                                      High                      Low
Fiscal 2002 Quarter Ended:
       March 31                                21.000                   11.800
       June 30                                   22.500                   11.800
       September 30                         22.500                   10.000
       December 31                          22.000                   12.250

Fiscal 2001 Quarter Ended:
       March 31                                16.875                   11.250
       June 30                                   12.250                   11.750
       September 30                         12.600                   11.750
       December 31                          13.250                   12.600

Holders

          As of March 1, 2003, there were 260 stockholders of record of the Class A Common Stock and 76 stockholders of record of the Class B Common Stock.


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


                                                                              Quarter Ended
                                                December 31,   September 30,   June 30,      March 31,
                                                    2002                 2002                2002              2002
Net Sales                                 $5,568               $2,547              $4,754           $1,169
Cost of Sales                             3,428                 1,533                3,031                745
Impairment of Asset                     350                     -                        -                      -
Minority Interest in Joint
  Ventures                                    794                     287                   590                 42
Gross Profit                                 996                     727                1,133                382
Selling Expenses                          512                     215                   331                144
General and Administrative
  Expenses                                   330                     259                   260                281
Other Income                              418                     170                     79                  98
Income before Income Taxes       572                     423                   621                  55
Provision for Income Taxes         307                     120                   210                  31
Net Income                                $265                   $303                 $411                $24
Basic Earnings per Share           $0.20                  $0.23                $0.31             $0.02
Diluted Earnings per Share        $0.20                  $0.23                $0.31             $0.02
Weighted Average Number
  of Shares Outstanding:
  Basic                                    1,314,838           1,314,313          1,314,146     1,309,877
  Diluted                                 1,325,489           1,329,483          1,330,815     1,320,157

                                                                              Quarter Ended
                                                December 31,   September 30,   June 30,      March 31,
                                                      2001                 2001               2001             2001
Net Sales                                $ 863                  $8,305               $10,419        $2,512
Cost of Sales                             488                    4,935                   6,017          1,401
Minority Interest in Joint
  Ventures                                  (36)                   1,299                   1,734             339
Gross Profit                               411                    2,071                   2,668             772
Selling Expenses                        125                       441                      511             195
General and Administrative
  Expenses                                  282                      346                      307             569
Other Income                             131                      211                      243             305
Income before Income Taxes     135                   1,495                    2,093             313
Provision for Income Taxes       316                      546                       611             141
Net Income (Loss)                 $(181)                    $949                 $1,482           $172
Basic Earnings (Loss)
  per Share                             $(0.15)                   $0.79                  $1.24            $0.14
Diluted Earnings (Loss)
  per Share                             $(0.15)                   $0.79                  $1.23            $0.14
Weighted Average Number
  of  Shares Outstanding:
  Basic                                   1,196,340            1,195,894         1,195,653      1,195,098
  Diluted                                1,196,340            1,201,499         1,200,440      1,208,664


Annual Financial Data:

         The following table sets forth certain consolidated financial data for the periods indicated and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in Part II of this Form 10-K Annual Report (dollar amounts in thousands, except per share amounts).

                                                                         Year Ended December 31,
                                                     2002          2001            2000         1999           1998
Statement of Operations Data:
Total revenues                              $14,038      $22,099     $48,384     $64,294     $25,116
Gross profit                                       3,238         5,922       12,214       11,805         4,839
Net income                                        1,003         2,422         5,317         4,305         1,410
Basic earnings per share                    $0.76         $2.03         $4.64         $3.93         $1.34
Diluted earnings per share                 $0.75         $2.01         $4.64         $3.88         $1.30

                                                                         Year Ended December 31,
                                                     2002            2001          2000         1999          1998
Balance Sheet Data:
Cash and cash equivalents           $11,706       $18,377     $20,531    $15,449      $ 8,622
Total assets                                   52,137        51,408      43,245       44,118       37,467
Total debt                                       1,887          6,570        2,479         8,299       12,650
Stockholders' equity                      47,025        42,978      37,737       29,936       22,797

Restatement

          During fiscal 2000 the Company restated prior period lot sales and cost of home and lot sales to correct the elimination of inter-company transactions. The restatement had no impact on gross profit, net income or earnings per share in the Company's previously issued financial statements. See Note A to the Company's Consolidated
Financial Statements included as Appendix A to this report.


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





Results of Operations for the Years Ended
December 31, 2002 and 2001

          In the year ended December 31, 2002, the Company closed the sale of thirty six homes at the Glenbriar Estates project, compared to fifty six homes in 2001.

            Total sales for the year ended December 31, 2002 were $14,038,000, resulting in a gross profit of $3,238,000 and a gross profit margin of 23.07%, compared to total sales of $22,099,000, resulting in a gross profit of $5,922,000 and a gross profit margin of 26.80%, for the same period in 2001. The decrease in sales resulted primarily from the reduced demand for new homes in the Tracy area with consequent reduced sales at the Glenbriar Estates project during the first six months of 2002. See the discussion of the Glenbriar Estates project under "BUSINESS - Real Estate Development" above. The decrease in gross profit is due to an impairment charged related to the higher priced Atherton home.

          During 2002, the Company recorded, in management's best estimate, a write-down to fair market value of the higher priced home of $350,000. This write down is due to the downturn in the real estate market.

          Minority interest in joint ventures for the year ended
December 31, 2002 decreased to $1,713,000, compared to $3,336,000 for 2001. The decrease in minority interest is attributable to decreased sales of homes at the Glenbriar Estates project.

          Selling expenses for the year ended December 31, 2002 were $1,202,000, which represents 8.56% of revenues for 2002, compared to $1,272,000, which represents 5.76% of revenues for 2001. The decrease in selling expenses was primarily due to decreased home sales at the development projects and decreased marketing and related commission expenses. The increase in the percentage of revenues represented by selling expenses was primarily due to the fixed nature of some selling expenses.

          General and administrative expenses for the year ended December 31, 2002 were $1,130,000, compared to $1,504,000 for 2001, a decrease of 24.87% compared to 2001. The decrease was primarily due to decreases in staffing and in executive officers compensation expense.



          Interest income in 2002 decreased to $407,000, compared to $887,000 in 2001. The decrease is attributable to decreases in interest rates and lower average account balances during the year.

          Gain on sale of SPM for the year ended December 31, 2002 was $262,000, realized from the sale of the Company's interest in SPM, LLC.

          Other income for the year ended December 31, 2002 was $96,000 compared to $3,000 for 2001, an increase of $93,000 compared to 2001. The increase was due to gain on sale of an automobile, loan fees and miscellaneous income.

          The Company had net income of $1,003,000 for the year ended December 31, 2002, compared to $2,422,000 in 2001.

          The Company expects that the development projects will continue to generate profits. See "BUSINESS - Homebuilding
Industry" above for a discussion of general economic conditions and competitive factors that influence the Company's profitability.


Results of Operations for the Years Ended
December 31, 2001 and 2000


          In the year ended December 31, 2001, the Company had no home sales at the Marina Vista development project (which was completed in 2000), compared to eight such sales in 2000. At the Glenbriar Estates project, the Company closed the sale of fifty six homes for the year ended December 31, 2001, compared to one hundred and thirty six homes in 2000. In 2000, the Company also closed the sale of a portion of the Glenbriar Estates property to the City of Tracy for the use as a park site, and another portion of the property to the Jefferson School District for use as part of a school site. The Company did not sell any higher priced custom homes in the years ended December 31, 2001 and 2000.

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

          General and administrative expenses for the year ended December 31, 2000 were $1,504,000, compared to $1,666,000 for
2000, a decrease of 9.72% compared to 2000. The decrease was primarily due to the absence of performance based compensation, partially offset by increased legal fees and other administrative expenses.

          Interest income in 2001 decreased to $887,000, compared to $1,591,000 in 2000. The decrease is attributable to decreases in interest rates and decreased interest income from notes receivable.

          Other income for the year ended December 31, 2001 was $3,000 compared to $59,000 for 2000, a decrease of $56,000 compared to 2001.  The decrease was due to reduced loan fees.

          The Company had net income of $2,422,000 for the year ended December 31, 2001, compared to $5,317,000 in 2000.


Liquidity and Capital Resources

          At December 31, 2002, the Company had total assets of $52,137,000, as compared to total assets of $51,408,000 at December 31, 2001. The cost of the Company's property being developed was $30,224,000 in 2002, compared to $28,473,000 in 2001. The increase in the cost of property held for development is primarily due to increased development costs at the Glenbriar Estates, San Leandro and Novato projects and the higher priced custom home in Atherton, California. Highly liquid assets were $15,206,000 at December 31, 2002, compared to $18,377,000 at
December 31, 2001.

          The Company's total liabilities decreased to $5,112,000 at December 31, 2002, compared to $8,430,000 at December 31, 2001.
This decrease is attributable primarily to decreases in notes payable. Notes payable decreased to $1,887,000 in 2002, from $6,570,000 in 2001. The decrease is attributable primarily to the repayment of a loan from Housing Capital Company of approximately $4,472,000.

          The increase in additional paid-in capital of $3,042,000 for the year ended December 31, 2002 is due to realization of tax benefits related to net operating losses incurred prior to the Company's quasi-reorganization in 1993 in the amount of $1,505,000 and the issuance of stock of $1,537,000.

          During 2002, the Company's primary liquidity needs were related to funding development costs of the Glenbriar Estates project and the higher priced home and interest payments in the amount of $185,000.

          At December 31, 2002, the Company had an aggregate outstanding balance of $1,887,000 under revolving credit agreements. These notes payable are secured by lots and homes under construction
and will be repaid from the proceeds of home and lot sales.   The loans
bear interest at the rate of prime plus 0.75% through 1.00% per annum and have various maturity dates. The Company has contractual obligations of $91,000 related to office space leases for a term of less than two years.

          The Company's primary sources of liquidity during 2002 were revolving credit agreements and the proceeds of home sales. The
Company may also borrow funds from time to time for development of real estate projects.


Litigation

          The Company has been named a defendant in a lawsuit brought by owners of homes sold by the Company at its Marina Vista project in San Leandro and in another lawsuit brought by the Marina Vista of San Leandro Owners' Association. As this litigation is still at an early stage, the Company is unable to predict its ultimate outcome, the extent to which any claims may be covered by insurance, or the effect that the litigation may have on the Company's financial condition and results of operations.
See "LEGAL PROCEEDINGS" above.


Outlook

          The Company sold twelve homes at the Glenbriar Estates project during the first quarter of 2003 and entered into sales contracts for 45 additional homes at the Glenbriar Estates project in November and December 2002 and January and February 2003. The Company believes that these 45 homes will likely close in the second and third quarter of 2003. As the Company's sales contracts are subject to satisfaction of certain conditions and cancellation by the customer, no assurances can be given that the sales contracts for these homes will result in actual closings. See "BUSINESS - Backlog" above. In addition, the Company's higher priced home in Atherton, California is currently being marketed for sale.

          Based on the foregoing, the Company expects sales for the first quarter of 2003 to be significantly higher than for the same period in 2002. Based on the foregoing, the Company also expects sales for the second quarter of 2003 to be higher than for the same period in 2002.

          The Company believes, based on the number of homes at the Glenbriar Estates project for which the Company entered into sales contracts in November and December 2002 and January and February 2003, that interest among buyers at the Glenbriar Estates project has increased.


Critical Accounting Policies

          The Company's most critical accounting policies mainly involve the use of estimates in the valuation of certain assets and liabilities. In particular, at December 31, 2002 homes held for sale amounting to $8,509,000 and property held for development amounting to $21,715,000 are recorded at cost, which the Company has estimated to be lower than fair market value. Further, the Company has recorded a warranty reserve of $730,000 at December 31, 2002 to cover warranty expenses incurred subsequent to sales being recorded. Based on historical trends and other information, the Company considers the value of homes held for sale and property held for development are recorded at the lower of cost or market and the warranty reserve to be adequate.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its majority owned and controlled joint venture and limited liability companies. All significant inter-company transactions are eliminated in consolidation.


Revenue From and Cost of Home Sales

          The Company recognizes income from home sales upon closing and transfer of title to the buyer. The cost of a homes sold includes land, site improvement, development, construction and financing costs and management fees. For each home sold, a reserve equal to one percent of the selling price is established to cover warranty expense incurred subsequent to the home sale. Warranty expenditures are charged to the reserve when paid. Sale of lots are recognized upon the closing and transfer of title to the buyer. The cost of the lot sold includes land, site improvement, development and financing costs.


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

Index to Financial Statements
          Report of Independent Certified Public Accountants . . . . . . . . . . . . A-1

          Consolidated Balance Sheets at December 31, 2002 and 2001. . . . . A-2

          Consolidated Statements of Earnings for the Years Ended
             December 31, 2002, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . A-3

          Consolidated Statement of Stockholders' Equity for the
             Years Ended December 31, 2002, 2001 and 2000. . . . . . . . . . . . .  A-4

          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2002, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . A-5

          Notes to Consolidated Financial Statements at
             December 31, 2002, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . A-6

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

                 None.










                                                    PART III


ITEM 10.  DIRECTORS AND  EXECUTIVE OFFICERS OF
                  THE REGISTRANT

          The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 1 -- Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 2003 Annual Meeting of Stockholders, except for the information regarding the Company's executive officer who is not also a director of the Company, which is included in "BUSINESS -
Executive Officers of the Company" above.


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Directors" contained in the Proxy Statement to be used by the Company in connection with its 2003 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference to the information set forth under the Captions "Security Ownership of Certain Beneficial Owners and Management" and
"Equity Compensation Plan Information" contained in the Proxy Statement to be used by the Company in connection with its 2003 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS

          The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement to be used by the Company in connection with its 2003 Annual Meeting of Stockholders.


ITEM 14.   CONTROLS AND PROCEDURES

          (a) The Company's President and the Company's Principal Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing date of this annual report, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this annual report is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

          (b) No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                                    PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
                 AND REPORTS ON FORM 8-K

          (a)  See "FINANCIAL STATEMENTS AND SUPPLEMENTARY
                DATA" above for a list of the financial statements filed as part of this report. The exhibits listed below are filed with or incorporated into this report.

                  3.1     Restated Certificate of Incorporation and Restated By-
                            Laws of the Company.(1)
                10.5     Partnership Agreement, Glenbriar Joint Venture, dated
                            January 7, 1994 between GIC Investment Corporation and Westco Community Builders.(1)
                10.7     Form of Nonqualified Stock Option Agreement as of
                            November 16, 1994.(1)
                10.9     Form of Incentive Stock Option Agreement.(1)
                10.10   Form of Nonqualified Stock Option Agreement.(1)
                10.11   Operating Agreement, Tracy Residential Venture
                            Partners, LLC.(2)
                10.14   Lease Agreement, dated October 1, 1997.(3)
                10.15   Sublease Agreement, dated October 1, 1997 between
                            the Company and Wilfred, Inc.(3)
                10.16   1995 Stock Option Plan, as amended. (4)
                10.17   Operating Agreement, Meadowbrook
                            Ventures, LLC. (5)

                10.18   Operating Agreement, South Tracy Industrial
                            Park, LLC.(6)
                10.19   Operating Agreement, SPM, LLC.(6)
                10.20   Stock Option Plan for Nonemployee Directors,
                            as amended and restated. (7)
                10.21   Operating Agreement, Halcyon Properties, LLC.(8)
                10.22   Operating Agreement, Woodview Estates, LLC.(8)
                10.23   Amendments to Partnership Agreements for each of
                            Glenbriar Joint Venture; Glenbriar Venture #2, LLC; Tracy Residential Venture Partners, LLC; Meadowbrook Ventures, LLC; South Tracy Industrial Park, LLC; Halcyon Properties, LLC; and Woodview Estates, LLC.(9)
                10.24   Letter Agreement, dated August 8, 2002, between the
                            Company and SPM, LLC.(10)
                10.25   Operating Agreement, Glenbrook Homes, LLC.
                10.26   Operating Agreement, Meadowbrook Residences, LLC.
                10.27   Operating Agreement, Marymont, LLC.
                21.1     Subsidiaries of the Company.
                99.1     Certification of President.
                99.2     Certification of Principal Financial Officer.

                  _________________

                (1) -     Incorporated by reference to Exhibits 3.1, 10.5, 10.7,
                            10.9 and 10.10 in the Company's Annual Report on Form 10-K for the Year Ended December 31, 2000.
                (2) -     Incorporated by reference to Exhibit 10.11 in the
                            Company's Annual Report on Form 10-KSB for the
                            Year Ended December 31, 1999.
                (3) -     Incorporated by reference to Exhibits 10.14 and
                            10.15 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 1999.
                (4) -     Incorporated by reference to Exhibit 10.16 in the
                            Company's Quarterly Report on Form 10-QSB for
                            the Quarter Ended June 30, 1999.
                (5) -     Incorporated by reference to Exhibit 10.17 in the
                            Company's Quarterly Report on Form 10-QSB
                            for the Quarter Ended September 30, 1999.
                (6) -     Incorporated by reference to Exhibits 10.18 and
                            10.19 in the Company's Annual  Report on Form
                            10-KSB for the Year Ended December 31, 1999.
                (7) -     Incorporated by reference to Exhibit 10.20 in the
                            Company's Quarterly Report on Form 10-Q for
                            the Quarter Ended June 30, 2000.
                (8) -     Incorporated by reference to Exhibits 10.21 and
                            10.22 in the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001.
                (9) -     Incorporated by reference to Exhibit 10.22 in the
                            Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002.
                (10) -   Incorporated by reference to Exhibit 10.23 in the
                            Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002.

                (b.)       No reports on Form  8-K were filed with the
                            Securities and Exchange Commission during the fourth quarter of the year ended December 31, 2002.

                            SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               DOVER INVESTMENTS CORPORATION


Date: March 25, 2003    By:  /s/ Frederick M. Weissberg
                                                    Frederick M.  Weissberg
                                                    Chairman of the Board and
                                                    President


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                         Title                                Date
/s/ Arnold Addison                 Director                          March 25, 2003
(Arnold Addison)

/s/ John Gilbert                       Director                          March 25, 2003
(John Gilbert)

/s/ Erika Kleczek                    Secretary,
(Erika Kleczek)                      Treasurer and                  March 25, 2003
                                                Principal
                                                Financial Officer

/s/ Frederick M. Weissberg     Director, Chairman        March 25, 2003
(Frederick M. Weissberg)       of the Board
                                                 and President

/s/ Will C. Wood                     Director                          March 25, 2003
(Will C. Wood)



                 CERTIFICATIONS

I, Frederick M. Weissberg, certify that:

1.    I have reviewed this annual report on Form 10-K of Dover
       Investments Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
       15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
       (or persons performing the equivalent functions):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003                /s/ Frederick M. Weissberg
                                                       Frederick M. Weissberg
                                                       Chairman of the Board
                                                       and President

I, Erika Kleczek, certify that:

1.    I have reviewed this annual report on Form 10-K of Dover
       Investments Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
       (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
       (or persons performing the equivalent functions):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003             /s/ Erika Kleczek
                                                    Erika Kleczek
                                                    Principal Financial Officer

                                      APPENDIX A


                 CONSOLIDATED FINANCIAL STATEMENTS
                 AND REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC  ACCOUNTANTS

   DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                            December 31, 2002, 2001 and 2000

                   REPORT OF INDEPENDENT CERTIFIED
                             PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Dover Investments Corporation

       We have audited the accompanying consolidated balance sheets of Dover Investments Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Investments Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP

San Francisco, California
March 5, 2003



                  DOVER INVESTMENTS CORPORATION
                    CONSOLIDATED BALANCE SHEETS
                                       December 31,
                 (in thousands, except share and per share amounts)

ASSETS                                                               2002                     2001
Cash and Cash Equivalents                               $11,706               $18,377
Investments                                                         3,500                        -
Homes Held for Sale                                            8,509                   1,848
Property Held for Development                         21,715                 26,625
Notes Receivable                                                 1,570                      885
Deferred Tax Asset                                              3,613                   1,929
Other Assets                                                        1,524                   1,744

       Total Assets                                              $52,137               $51,408

LIABILITIES AND STOCKHOLDERS'
                                      EQUITY
Accrued Interest and Other Liabilities               $ 2,168                 $   796
Notes Payable                                                     1,887                    6,570
Minority Interest in Joint Ventures                      1,057                    1,064
       Total Liabilities                                            5,112                    8,430

Stockholders' Equity
Class A Common Stock, Par Value, $.01
  Per Share-Authorized 2,000,000 Shares;
  Issued 1,001,788 Shares in 2002 and
  883,487 Shares in 2001                                          10                          8
Class B Common Stock, Par Value, $.01
  Per Share-Authorized 1,000,000 Shares;
  Issued 317,072 Shares in 2002 and
  317,411 Shares in 2001                                            3                          3
Additional Paid-In Capital                                  31,308                 28,266
Retained Earnings since January 1, 1993            15,729                 14,726
Treasury Stock (4,560 of Class B
  Shares in 2002 and 2001)                                      (25)                     (25)
       Total Stockholders' Equity                          47,025                42,978

Total Liabilities and Stockholders' Equity         $52,137              $51,408

                 The accompanying notes are an integral part of these financial statements.

                   DOVER INVESTMENTS CORPORATION
           CONSOLIDATED STATEMENTS OF EARNINGS
                            Years ended December 31,
            (in thousands, except share and per share amounts)
                                                      2002                     2001                        2000
                                                                                                              Restated
Home Sales                              $14,038                  $22,099                $45,684
Lot Sales                                           -                             -                      2,700
      Total Sales                           14,038                    22,099                  48,384

Cost of Homes Sold                     8,737                    12,841                  29,945
Cost of Lot Sales                              -                             -                       1,600
      Total Cost of Sales                 8,737                    12,841                  31,545

Impairment of Asset                        350                           -                            -
                                        Minority Interest in
  Joint Ventures                            1,713                     3,336                    4,625

        GROSS PROFIT                  3,238                     5,922                  12,214

Selling Expenses                           1,202                     1,272                    2,535
General and Administrative
  Expenses                                    1,130                      1,504                   1,666
                                                     2,332                     2,776                   4,201

        Operating Income                    906                      3,146                   8,013
Other Income:
   Interest                                         407                        887                    1,591
   Gain on Sale of SPM                     262                           -                           -
   Other                                              96                           3                         59
        Total Other Income                  765                       890                    1,650

Income before Provision for
  Income Taxes                              1,671                    4,036                    9,663
Provision for Income Taxes              668                    1,614                    4,346

        NET INCOME                    $1,003                  $2,422                  $5,317
Basic Earnings Per Share               $0.76                    $2.03                    $4.64
Diluted Earnings Per Share            $0.75                    $2.01                    $4.62




Weighted Average Number
  of Shares Outstanding:
  Basic:                                     1,314,300               1,195,733             1,145,489
  Diluted:                                  1,329,220               1,202,990             1,151,204

    The accompanying notes are an integral part of these financial statements.





































              DOVER INVESTMENTS CORPORATION
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               Years ended December 31, 2002, 2001 and 2000
                                    (in thousands)
                                                                  Additional                         Treasury
                                  Common Stock       Paid-In          Retained      Stock
                                  Class A Class B      Capital          Earnings       at Cost       Total
Balance at
  January 1, 2000        $ 8           $ 3         $22,963        $ 6,987          $(25)         $29,936
Re-issuance of
  Treasury Stock            -               -                387                -                 -                  387
Realization of
  Prequasi-
  reorganization
  Net Operating
  Loss Tax Benefits       -               -              2,097                -                 -               2,097
Net Income                   -               -                   -            5,317               -               5,317
Balance at
  December 31, 2000    8               3           25,447         12,304            (25)           37,737
Re-issuance of
  Treasury Stock           -                -                  15                -                  -                   15
Realization of
  Prequasi-
  reorganization
  Net Operating
  Loss Tax Benefits       -               -              2,804                -                  -              2,804
Net Income                   -              -                    -             2,422                -              2,422
Balance at
  December 31, 2001    8               3           28,266         14,726             (25)          42,978
Issuance of Stock
  from Stock Option
  Exercises                    2               -              1,537               -                   -              1,539
Realization of
  Prequasi-
  reorganization
  Net Operating
  Loss Tax Benefits      -                -              1,505               -                   -              1,505
Net Income                  -                -                    -            1,003                -              1,003
Balance at
  December 31, 2002  $10          $ 3         $31,308        $15,729         $(25)          $47,025

        The accompanying notes are an integral part of this financial statement.

                    DOVER INVESTMENTS CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years ended December 31,
                                        (in thousands)
                                                                               2002                   2001                2000
Cash Flows from Operating Activities:
  Net Income                                                       $1,003                $2,422             $5,317
Reconciliation Net Income to Net
  Cash Provided by (Used in)
  Operating Activities:
       Deferred Taxes                                                (179)                     -                      -
       Impairment of Asset                                          350                       -                      -
       Income Accruing to Minority Interest             1,713                  3,336               4,625
       Tax Benefit of Utilizing Prequasi-
         reorganization Net Operating Losses            1,505                  2,804               2,097
       Gain on Sale of SPM                                       (262)                      -                      -
Changes in Assets and Liabilities:
       Restricted Cash                                                  -                          -                     409
       Homes Held for Sale                                         (40)                      -                      (95)
       Property Held for Development                    (3,899)                (8,618)              3,625
       Notes Receivable                                             (685)                    937               1,718
       Deferred Income Taxes                                (1,505)                (1,929)                   -
       Other Assets                                                     220                    (707)                 298
       Accrued Interest and Other Liabilities            1,372                 (1,142)            (1,886)
Net Cash Provided by (Used in)
   Operating Activities                                            (407)                (2,897)            16,108
Cash Flow from Investing Activities:
       Purchase of Investments                               (6,000)                     -                      -
       Proceed from Sale of SPM                            2,100                       -                      -
       Proceeds from Sale of Investments                2,500                       -                      -
Net Cash Used in Investing Activities                 (1,400)                      -                      -
Cash Flows from Financing Activities:
       Repayment to Minority Interest in
         Joint Ventures                                           (1,720)                (3,363)             (5,593)
       Proceeds from Notes Payable                        5,533                12,672              14,053
       Repayment of  Notes Payable                    (10,216)                (8,581)           (19,873)
       Exercise of Stock Options                             1,539                      15                    387
Net Cash (Used in) Provided by
  Financing Activities                                          (4,864)                    743            (11,026)
Net (Decrease) Increase in Cash and
  Cash Equivalents                                             (6,671)                (2,154)              5,082
Cash and Cash Equivalents at
  Beginning of Year                                            18,377                20,531             15,449
Cash and Cash Equivalents at
  End of Year                                                    $11,706              $18,377           $20,531

Supplemental Cash Flow Activity:
 Cash Paid for Interest,
  Net of Capitalized Interest                                 $ 185                    $ 61                $207
 Cash Paid for Income Taxes                               $ 295                $1,275             $2,033

Non-Cash Activity:
Transfer of Property Held for
  Development to Homes Held for Sale             $6,971                        -                    -

            The accompanying notes are an integral part of these financial statements.































              DOVER INVESTMENTS CORPORATION

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING POLICIES

       Dover Investments Corporation (the "Company") engages primarily in residential real estate development The Company's real estate projects (other than the Coram Plaza Shopping Center project described below) are developed through ventures with wholly-owned subsidiaries of
E. F. Communities, Inc., a California corporation (collectively, "EFC"). Under the governing agreements, EFC is primarily responsible for the construction and the development of the real estate. Until March 2002, the real estate projects were developed through ventures with Westco Community Builders, Inc., an independent California corporation ("WCB"). In March 2002, EFC acquired the interests held by WCB in the ventures. The owners of EFC are the same as those of WCB.

       A California general partnership, Glenbriar Joint Venture, and three California limited liability companies, Glenbriar Venture #2, LLC, Tracy Residential Venture Partners, LLC and Meadowbrook
Ventures, LLC, have been formed for development of the Glenbriar Estates project described below; another California limited liability company, South Tracy Industrial Park, LLC ("STIP"), has been formed for development of the South Tracy Industrial Park project described below; another California limited liability company, Halcyon Properties, LLC ("Halcyon"), has been formed for development of the San Leandro project described below; and another California limited liability company, Woodview Estates, LLC ("Woodview"), has been formed for development of the Novato project described below. During 2002, the Company and EFC formed two additional California limited liability companies, Glenbrook Homes, LLC and Meadowbrook Residences,
LLC, for development of the Glenbriar Estates project described below, and another California limited liability company, Marymont, LLC, for development of the higher priced home described below.

       For each of the ventures the Company contributes all of the capital, except that for Glenbriar Venture #2, LLC, WCB contributed 25% of the capital through December 1998 and that for Marymont, LLC, EFC contributes 50% of the additional capital beginning December 2002.
EFC is paid a fee for managing the construction and development of the real estate. For each of the ventures other than Glenbriar Joint Venture, Glenbriar Venture #2, LLC and STIP, the management fee is equal

           DOVER INVESTMENTS CORPORATION

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING
                  POLICIES (continued)

to 3% of the sales price of each home that is sold. EFC receives a fixed monthly management fee of $5 for managing Glenbriar Joint Venture and Glenbriar Venture #2, LLC and a fixed monthly management fee of $10 for STIP. The Company (and EFC, with respect to Glenbriar Venture #2, LLC and Marymont,
LLC) receives a preferred return on equity in the ventures, at an annual rate of 10% to 12%, through December 31, 2001, and approximately 7%, since January 1, 2002. Remaining profits for each venture are split, 50% to the Company and 50% to EFC (or, in the case of Glenbriar Venture #2, LLC, 25%, 50% or 75% to the Company and the remainder to EFC) according to the governing agreements.

       The Company has been a member of SPM, LLC ("SPM"), a venture with three other independent parties, which developed and leased a property located in the Coram Plaza Shopping Center, in Coram, New York. In December 2002, pursuant to an agreement between the Company and SPM, SPM redeemed the Company's membership interest in SPM, recording a gain on sale of investment of $262.


Transactions with WCB and EFC

       Britt Evans is the chief executive officer and a 50% shareholder of E. F. Communities, Inc., and was also the chief executive officer and a 50% shareholder of WCB.

       On October 24, 2001, upon the resignation of Lawrence Weissberg as trustee of The Lawrence Weissberg Revocable Living Trust, U/D/T dated November 25, 1992 (the "Trust"), Frederick M . Weissberg, the Chairman of the Board of Directors and President of the Company, and Britt Evans became the successor co-trustees of the Trust. The Trust is a revocable trust formed by Lawrence Weissberg for estate planning and succession purposes. Britt Evans is not a beneficiary of the Trust.
The assets of the Trust include 431,021 shares of the Company's Class
A Common Stock and 245,114 shares of the Company's Class B

           DOVER INVESTMENTS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL
           STATEMENTS (Continued)
                December 31, 2002, 2001 and 2000
    (in thousands, except share and per share amounts)


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

       For 2002, EFC was paid management fees for the ventures in an aggregate amount of $782, representing $60 for Glenbriar Joint Venture, $60 for Glenbriar Venture #2, LLC, $120 for STIP, $189 for Tracy Residential Venture Partners, LLC, $85 for Glenbrook Homes, LLC and $268 for Meadowbrook Ventures, LLC. No management fees were paid for Halcyon, Woodview, Meadowbrook Residences LLC and
Marymont, LLC as development has either not started or has been completed. For 2002, EFC's aggregate net profit participation for the ventures was $1,712, representing a profit participation of $181 for Glenbriar Venture #2, LLC, a profit participation of $656 for Tracy Residential Venture Partners, LLC, a profit participation of $28 for Glenbriar Joint Venture and a profit participation of $913 for Meadowbrook Ventures, LLC, offset by initial deficits of $10, $4, $13, $27 and $12 for STIP, Halcyon, Woodview, Glenbrook Homes and Meadowbrook Residences, respectively. A portion of the profit participation earned by EFC in 2002 was paid in 2002 and the remainder will be paid in 2003 or thereafter.

       On October 9, 2001, the Company extended a line of credit of up to $1,659 to WCB for construction of single family homes solely constructed by EFC. During 2002, draws of $1,551 were made under the line of credit. As of December 31, 2002, the outstanding balance under the line of credit was $1,570. The line of credit bears interest at a floating rate of prime (4.25% as of December 31, 2002) plus 2%

             DOVER INVESTMENTS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL
             STATEMENTS (Continued)
                      December 31, 2002, 2001 and 2000
          (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING
                  POLICIES (continued)

per annum and matures on April 9, 2003, and is secured by a deed of trust on the related property. In March 2002, the line of credit was assigned to EFC.


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

       Property Held for Development is stated at the lower of cost or net realizable value. The Company conducts a review for impairment whenever events or changes in circumstances indicate that the

             DOVER INVESTMENTS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS (Continued)
                December 31, 2002 2001 and 2000
      (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING
                  POLICIES (continued)

carrying value of the Property Held for Development may not be recoverable. Impairment is recognized when estimated expected aggregate undiscounted cash flows are less than the carrying amount of the Property Held for Development. To the extent that an impairment has occurred, the excess of the carrying amount of the Property Held for Development over its estimated fair value will be charged to operations.

Homes Held for Sale

       In connection with the preparation of the December 31, 2002 financial statements, the Company identified indicators of possible impairment of one of the homes held for sale. Such indicators included the significant downturn in the higher priced home and real estate industry.

       The Company performed asset impairment tests. The tests were performed by comparing the expected aggregate undiscounted cash flows to the carrying amounts of homes held for sale. Based on these results, the Company determined that the homes held for sale were impaired.

       The Company determined the fair market value of its homes held for sale using a market comparison method.
A write down of $350 was recorded in 2002 in connection with the higher priced Atherton home, reflecting the amount by which the carrying amount of this asset exceeded its net realizable value.









             DOVER INVESTMENTS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS (Continued)
                December 31, 2002 2001 and 2000
      (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING
                  POLICIES (continued)

Revenues From and Cost of Home Sales

       The Company recognizes income from home sales upon the closing and transfer of title to the buyer. The cost of a home sold includes land, site improvement, development, construction and financing costs and management fees. For each home sold, a reserve equal to one percent of the selling price is established to cover warranty expense incurred subsequent to the home sale. Warranty expenditures are charged to the reserve when paid. Sale of lots are recognized upon the closing and transfer of title to the buyer. The cost of the lot sold, includes land, site improvement, development and financing costs.


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



            DOVER INVESTMENTS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS (Continued)
                   December 31, 2002, 2001 and 2000
        (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING
                  POLICIES (continued)

Cash and Cash Equivalents

       The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents for purposes of the Statement of Cash Flows. Amounts also include purchased securities, in the amount of $6,421 under agreements to resell (repurchase agreements) with primary securities dealers.
Such repurchase agreements are typically overnight investments and collateralized by mortgage-backed certificates which are held on behalf of the Company by the dealers who arrange the transaction. At December 31, 2002, the weighted average interest rate of such repurchase agreements was 1.75%. The market value of the repurchase agreements approximates cost.


Investments

       Investments consist of government debt securities with maturities greater than one year from the balance sheet date. Investments are classified as available for sale securities because the Company may sell them before they reach maturity. The investments are carried at fair market value, with unrealized gains and losses recorded in shareholder equity. The cost of securities sold is based on the specified identification method.


Reclassification

       Certain prior year amounts have been reclassified to conform to current year presentation.






           DOVER INVESTMENTS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL
           STATEMENTS (Continued)
                  December 31, 2002, 2001 and 2000
      (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING
                  POLICIES (continued)

Earnings Per Share

       Basic earnings per share are computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock and other dilutive securities.


Restatement

       During 2000, the Company restated prior period lot sales and cost of home and lot sales to correct the elimination of inter-company transactions. The impact of the restatement is as follows:

                                                                 Year Ended
                                                            December  31, 2000
                                       As Previously Reported     Restatement           As Restated
Lot Sales                        $ 6,591                               $(3,891)                 $ 2,700
Cost of Home Sales         32,342                                (2,397)                   29,945
Cost of Lot Sales              3,094                                 (1,494)                    1,600

        The restatement had no impact on gross profit, net income or earnings per share in the Company's issued financial statements.








           DOVER INVESTMENTS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL
           STATEMENTS (Continued)
                December 31, 2002, 2001 and 2000
      (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING
                  POLICIES (continued)

Effect Of New Accounting Standards

       In July 2001, the Financial Accounting Standards Board
(FASB) issued SFAS 141, "Business Combinations." SFAS 141 supersedes APB 16, "Business Combinations," and SFAS 38,
"Accounting of Preacquisition Contingencies of Purchased
Enterprises," SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company adopted SFAS 141 on January 1, 2002 and the adoption had no material effect on its financial condition or results of operations.

       In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.
SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The
Company does not have any goodwill or intangible assets, and therefore SFAS 142 will not impact its financial statements.

       In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will

            DOVER INVESTMENTS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL
           STATEMENTS (Continued)
                 December 31, 2002, 2001 and 2000
     (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING
                  POLICIES (continued)

 implement SFAS No. 143 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Board No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company adopted SFAS No. 144 on January 1, 2002.

       In July 2002, the FASB issued SFAS No. 146, Accounting for
Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. SFAS No.
146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS No. 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS
No. 112, Employer's Accounting for Post employment Benefits, and asset impairments governed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Corporation does not believe that the impact of adoption will have a material impact on the Corporation's financial position or results of operations.



            DOVER INVESTMENTS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL
           STATEMENTS (Continued)
                 December 31, 2002, 2001 and 2000
     (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING
                  POLICIES (continued)

       In November 2002, the FASB issued Interpretation No. 45
(or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees or Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of
FIN 45 did not have a material impact on the results of operations and financial position.

       In January 2003, the FASB issued Interpretation No. 46
(or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31,
 2003.  The consolidation requirements apply to older entities in

             DOVER INVESTMENTS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL
             STATEMENTS (Continued)
                   December 31, 2002, 2001
      (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING
                  POLICIES (continued)

the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and therefore FIN No. 46 will not impact its financial statements.

       In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and
Disclosure."  FAS 148 amends FAS 123 "Accounting for Stock-
Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25),
"Accounting for Stock Issued to Employees," to account for employee stock options.

       Had compensation cost for all the plans described in Note G been determined based on the fair value of the options at the grant dates consistent with the methodology prescribed by FAS 123, as amended by FAS 148, the Company's net income and income per share would be reduced to the pro forma amounts indicated below:







                   DOVER INVESTMENTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL
                   STATEMENTS (Continued)
                         December 31, 2002, 2001 and 2000
              (in thousands, except share and per share amounts)

NOTE A  - ORGANIZATION AND ACCOUNTING
                   POLICIES (continued)

                                                                Year Ended December 31,
                                                          2002                2001               2000
Net income:
       As reported                                $1,003             $2,422             $5,317
       Pro forma expense                         (121)               (316)               (267)
       Pro forma                                        882               2,106              5,050
Basic net income per share:
       As reported                                  $0.76                $2.03              $4.64
       Pro forma                                       0.67                  1.76                4.41
Diluted net income per share:
       As reported                                  $0.75                $2.01              $4.62
       Pro forma                                       0.66                 1.75                 4.39


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected life of five years from the date of grant; stock volatility 28% in 2002, 47% in 2001 and 74% in 2000;
risk free interest rates, 3.82% in 2002, 5.12% in 2001 and 5.12% in 2000;
no dividends are expected.


NOTE B - NOTES RECEIVABLE

       On October 9, 2001, the Company extended a line of credit of up to $1,659 to WCB for construction of single family homes solely constructed by EFC. During 2002, draws of $1,551 were made under the line of credit. As of December 31, 2002, the outstanding balance under the line of credit was $1,570. The line of credit bears interest at a floating rate of prime (4.25% as of December 31, 2002) plus 2% per annum and matures on April 9, 2003, and is secured

                DOVER INVESTMENTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL
                   STATEMENTS (Continued)
                         December 31, 2002, 2001 and 2000
              (in thousands, except share and per share amounts)

NOTE B - NOTES RECEIVABLE (continued)

by a deed of trust on the related property. In March 2002, the line of credit was assigned to EFC.

       In May 2001, the Company's Principal Financial Officer, received a loan from the Company in the amount of $874. The loan amortized over a 30 year period and interest was payable at a fixed rate of 4.0% per annum. The loan was made for the purchase of her residence and was secured by a deed of trust. As of December 31, 2002, the loan was repaid in full.

NOTE C  - NOTES PAYABLE

Notes payable at December 31, are comprised of the following:
                                                                                                2002               2001
Notes Payable, maturing August 12,  2003,
  and bearing interest at prime (4.25% at
  December 31, 2002) plus 0.75%                                           $  557            $1,126
Notes Payable, maturing April 20, 2003,
  and bearing interest at prime (4.25% at
  December 31, 2002) plus 0.75%.                                           1,330                 972
Notes Payable, maturing April 10, 2002,
  and bearing interest at prime (4.25% at
  December 31, 2002) plus 0.75%.                                                 -                4,472
                                                                                               $1,887           $6,570

       Aggregate principal payments of $1,887 are due through August 12, 2003. All these notes payable are collateralized by Deeds of Trust over property held for development.

 Interest in 2002, 2001 and 2000 amounted to $185, $61 and $207, respectively, and is capitalized as part of property held for development.

             DOVER INVESTMENTS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS (Continued)
                    December 31, 2002, 2001 and 2000
    (in thousands except share and per share amounts)

NOTE D  - LEASE COMMITMENT

       The Company has an agreement to lease premises that commenced on October 1, 1997 with an initial term ending on September 30, 2002.
On November 15, 2001, the Company exercised an option to extend the lease for an additional period of two years ending on September 30, 2004. The Company subleases a portion of the premises to a related party. The sublease's share of the lease equals 35% of the total rent and operating costs. Rent and yearly operating cost reimbursements from the sublease were $52 for 2002 compared to $40 for 2001 and $41 for 2000.

       A summary of net minimum lease payments is as follows:
             Years ending December 31,

                  2003       $52
                  2004         39
                  Total       $91

       Rent expenses for the years ended December 31, 2002, 2001 and 2000 totaled $100, $92 and $76, respectively.

NOTE E - INCOME TAXES

       Income tax expenses for the year ended December 31, consists of:
  Current                        2002            2001                2000
     Federal                    $ 548         $1,053             $3,399
     State                           299              332                 947
                                     $ 847         $1,385             $4,346
  Deferred
     Federal                    $(150)         $  212              $    -
     State                           (29)               17                    -
                                    $(179)         $  229              $    -

  Total                           $ 668         $1,614            $4,346

             DOVER INVESTMENTS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS (Continued)
                   December 31, 2002, 2001 and 2000
    (in thousands except share and per share amounts)

NOTE E - INCOME TAXES (continued)

       In 1993, the Company underwent a quasi-reorganization resulting in the elimination of its accumulated deficit and a decrease in additional Paid-in Capital. The subsequent tax benefit of utilization of prequasi-reorganization operating losses are credited to Paid-in Capital. A tax benefit for 2002, 2001 and 2000 of $1,505, $2,804 and $2,097, respectively, for prequasi-reorganization net operating losses has been credited to Paid-in Capital. At December 31, 2002 all prequasi-reorganization net operating loss tax benefits had been fully recognized and no further tax benefits are available to be credited to Paid-in Capital after that date.


       The following is a reconciliation between the federal statutory rate and the effective rate used for the Company's provision for taxes:

                                                                2002                  2001            2000
Tax expense at statutory federal
  income tax rate (34%)                       $  568                   $1,372         $3,285
State franchise tax                                     93                        235              570
Change in valuation allowance                  -                       (1,395)            473
Recognition of prequasi-
  reorganization tax benefits                       -                       1,426                 -
Other                                                          7                        (24)               18
Income tax expense                              $ 668                   $1,614         $4,346







            DOVER INVESTMENTS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS (Continued)
                     December 31, 2001, 2000 and 1999
        (in thousands, except share and per share amounts)

NOTE E - INCOME TAXES (continued)
Net deferred taxes as of December 31, Are as follows:

                                                                2002                2001              2000
Deferred tax asset:
Accrued warranty reserve                       $   116             $   140            $   -
AMT credit carry forward                        3,166               2,618               654
Difference between book and tax
  partnership investment                              201                     -                 551
Accrued expenses                                           2                    22                 29
Other                                                          135                  113                  -
Depreciation                                                  -                      17                 10
Net operating loss carry forward                    -                    929               151
                                                                3,620               3,839             1,395
Valuation allowance                                      -                       -             (1,395)
                                                                3,620               3,839                 -

Deferred tax liability:
Difference between book and tax
  partnership investment                                -                 (1,910)                -
Depreciation                                                 (7)                   -                     -

           Net deferred tax asset                 $3,613              $1,929             $   -

       Statement of Financial Accounting Standards ("SFAS") No.109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. In 2000 the Company recorded a valuation allowance for the total amount of deferred tax assets. The deferred tax asset schedule for 2000 did not give effect to any deferred tax asset related to prequasi-reorganization tax loss carry forwards. At December 31, 2002, the Company has determined that it is more likely than not that its deferred tax assets including those related to the remaining prequasi-reorganization tax loss carry forwards, will be realized, and accordingly the valuation allowance has been reduced.

            DOVER INVESTMENTS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS (Continued)
                     December 31, 2001, 2000 and 1999
        (in thousands, except share and per share amounts)

NOTE E - INCOME TAXES (continued)

       As of December 31, 2002, the Company estimates that the Federal net operating loss carry forwards have been fully utilized.


NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company's financial instrument assets and liabilities consist of cash and cash equivalents, notes receivable and long-term debt.
The balance sheet carrying amounts of cash and cash equivalents, notes receivable and debt approximate the estimated fair values.


NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE

       At December 31, 2002, the Company had three stock-based compensation plans. Two of the plans are primarily for employees and the other is for non-employee Directors. The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the plans. The Company has adopted the disclosure only provision pursuant to FAS 123 as amended by FAS 148. Accordingly, since options are issued at fair market value no compensation costs have been recognized for the plans.


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



               DOVER INVESTMENTS CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS (Continued)
                     December 31, 2002, 2001 and 2000
        (in thousands, except share and per share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE (continued)

       The exercise price for shares subject to the options granted under the Plan is the fair market value of the shares at the date of grant.
The option price per share of a stock option granted to a person who, on the date of such grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company shall not be less than 110% of the fair market value on the date that the option is granted. Options granted under the Plan become exercisable over three years at the rate of approximately 33.333%, each year on each anniversary of the grant date, with full vesting occurring on the third anniversary date. As of December 31, 2002, unexercised options to purchase 62,500 shares (including options granted subject to stockholder approval) were outstanding under the Plan.

       The Board of Directors has proposed to increase from 400,000 to 500,000 the number of shares of the Company reserved for issuance upon exercise of stock options granted under the Plan, and to extend the term of the Plan until January 16, 2007.
The plan amendment is subject to stockholder approval.

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

          DOVER INVESTMENTS CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS (Continued)
                     December 31, 2002, 2001 and 2000
        (in thousands, except share and per share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE (continued)

       The aggregate number of shares which may be issued under the Restated Plan shall not exceed 12,500 shares of Class A Common Stock.

       The Restated Plan provides that each director who is not an employee of the Company and has not been an employee of the Company for all or any part of the preceding fiscal year automatically receives options to purchase 1000 shares of Class A Common Stock upon their election or appointment as a director of the Company. Thereafter, every year options to purchase 500 shares of Class A Common Stock (subject to adjustment for recapitalization, stock splits and similar events) will automatically be granted to such director, provided, however, that such automatic option grants will be made only if the director (a) has served on the Board of Directors for the entire two preceding fiscal years, (b) is not otherwise an employee of the Company or any subsidiaries on the date of grant and (c) has not been an employee of the Company or any subsidiaries for all or any part of the preceding fiscal years.
As of December 31, 2002, unexercised options to purchase 6,000 shares (including options granted subject to stockholder approval) were outstanding under the Restated Plan.

       The Board of Directors has proposed to increase from 12,500 to 25,000 the number of shares of the Company reserved for issuance upon exercise of stock options granted under the Plan, and to extend the term of the Plan until January 16, 2007. The plan amendment is subject to stockholder approval.









                     DOVER INVESTMENTS CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL
                     STATEMENTS (Continued)
                               December 31, 2002, 2001 and 2000
             (in thousands, except share and per share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE (continued)

       A summary of the status of the Company's fixed stock plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below:
                             December 31, 2002            December 31, 2001         December 31, 2000
                                            Weighted                             Weighted                         Weighted
                                             Average                              Average                              Average
                                             Exercise                              Exercise                             Exercise
                             Shares     Price                   Shares     Price                 Shares        Price
Outstanding
  at beginning
  of year                166,500    $12.52                167,250    $12.44           172,300        $11.12
Granted                  37,500      16.33                    1,500      12.30             46,500          11.29
Cancelled              (17,500)    12.10                          -            -                      -                   -
Exercised            (118,000)    13.03                   (2,250)       6.81            (51,550)          7.51
Outstanding at
  end of year           68,500      13.84                166,500      12.52           167,250          12.42
Options
  exercisable
  at year end            26,916    $10.76               136,749    $12.66             61,667           $6.31
Weighted-
  average fair
  value of
  options granted
  during the year                      $4.39                                   $8.00                                  $7.93







              DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL
              STATEMENTS (Continued)
                       December 31, 2002, 2001 and 2000
        (in thousands, except share and per share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE (continued)


       The following information applies to options outstanding at December 31, 2002:

                                          Options  Outstanding                                 Options Exercisable
                              Options         Weighted                                         Options         Weighted
Range of               Outstanding   Average                 Weighted          Exercisable    Average
Exercise                at December   Remaining            Average            at December   Exercise
Prices                    31, 2002         Contractual Life   Exercise Price   31, 2002          Price
$  5.88 -   6.38          2,000                    4.25                $ 6.22              2,000            $ 6.22
    8.13 -   9.50          6,250                    6.12                   9.33              6,250               9.33
  10.75 - 11.50        11,250                    8.04                 11.02              7,666             11.02
  12.00 - 13.25        11,000                    7.18                 12.05            10,500             12.09
  14.25 - 20.00        38,000                    9.97                 16.00                 500             16.32
                               68,500                   8.69                                       26,916            13.84















              DOVER INVESTMENTS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL
              STATEMENTS (Continued)
                       December 31, 2002, 2001 and 2000
        (in thousands, except share and per share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE (continued)

       The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.
                                                                      Year Ended December 31,
                                                              2002                    2001                2000
Net Income                                         $1,003                  $2,422             $5,317
Weighted average common
  shares outstanding                       1,314,300              1,195,733        1,145,489
Additional dilutive potential
  common shares                                 14,920                    7,257               5,715
Diluted shares outstanding             1,329,220             1,202,990        1,151,204

Net income per share - basic                $0.76                    $2.03               $4.64
Net income per share - diluted             $0.75                    $2.01               $4.62

Shares excluded from diluted EPS          500                101,000           100,500















                               EXHIBIT INDEX


          Exhibit     Description
          Number

             3.1         Restated Certificate of Incorporation and Restated
                           By-Laws of the  Company.(1)
          10.5          Partnership Agreement, Glenbriar Joint Venture,
                           dated January 7, 1994 between GIC Investment
                           Corporation and Westco Community Builders.(1)
          10.7          Form of Nonqualified Stock Option Agreement as
                           of November 16, 1994.(1)
          10.9          Form of Incentive Stock Option Agreement.(1)
          10.10        Form of Nonqualified Stock Option Agreement.(1)
          10.11        Operating Agreement, Tracy Residential Venture
                           Partners, LLC.(2)
          10.14        Lease Agreement, dated October 1, 1997.(3)
          10.15        Sublease Agreement, dated October 1, 1997 between
                           the Company and Wilfred, Inc.(3)
          10.16        1995 Stock Option Plan, as amended. (4)
          10.17        Operating Agreement, Meadowbrook
                           Ventures, LLC. (5)
          10.18        Operating Agreement, South Tracy Industrial
                           Park, LLC.(6)
          10.19        Operating Agreement, SPM, LLC.(6)
          10.20        Stock Option Plan for Nonemployee Directors, as
                           amended and restated. (7)
          10.21        Operating Agreement, Halcyon Properties, LLC.(8)
          10.22        Operating Agreement, Woodview Estates, LLC.(8)
          10.23        Amendments to Partnership Agreements for each of
                           Glenbriar Joint Venture; Glenbriar Venture #2, LLC; Tracy Residential Venture Partners, LLC; Meadowbrook Ventures, LLC; South Tracy Industrial Park, LLC; Halcyon Properties, LLC; and Woodview Estates, LLC.(9)
          10.24        Letter Agreement, dated August 8, 2002, between the
                           Company and SPM, LLC.(10)
          10.25        Operating Agreement, Glenbrook Homes, LLC.
          10.26        Operating Agreement, Meadowbrook Residences, LLC.
          10.27        Operating Agreement, Marymont, LLC.
          21.1          Subsidiaries of the Company.
          99.1          Certification of President.
          99.2          Certification of Principal Financial Officer.

          (1)  -  Incorporated by reference to Exhibits 3.1, 10.5, 10.7,
                    10.9 and 10.10 in the Company's Annual Report on Form 10-K for the Year Ended December 31, 2000.
          (2) -   Incorporated by reference to Exhibit 10.11 in the
                    Company's Annual Report on Form 10-KSB for the
                    Year Ended December 31, 1999.
          (3) -   Incorporated by reference to Exhibits 10.14 and 10.15
                    in the Company's Quarterly  Report on Form 10-QSB
                    for the Quarter Ended March 31, 1999.
          (4) -   Incorporated by reference to Exhibit 10.16 in the
                    Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1999.
          (5) -   Incorporated by reference to Exhibit 10.17 in the
                    Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 1999.
          (6) -   Incorporated by reference to Exhibits 10.18 and 10.19
                    in the Company's Annual  Report on Form 10-KSB
                    for the Year Ended December 31, 1999.
          (7) -   Incorporated by reference to Exhibit 10.20 in the
                    Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.
          (8) -   Incorporated by reference to Exhibits 10.21 and 10.22
                    in the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001.
          (9) -   Incorporated by reference to Exhibit 10.22 in the
                    Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002.
        (10) -   Incorporated by reference to Exhibit 10.23 in the
                    Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002.

          (b.)    No reports on Form  8-K were filed with the Securities
                    and Exchange Commission during the fourth quarter of the year ended December 31, 2002.