Form 10QSB
period 2003-03-31
DOVER INVESTMENTS CORP
filed 2003-05-08
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                  FORM 10-QSB


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 2003

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

                                  (415) 777-0414
                        (Issuer's telephone number)


The number of shares outstanding of each of the registrant's classes of Common Stock as of April 30, 2003, were as follows:


                   Title                                   Shares Outstanding

Class A Common Stock, $.01 par value............  1,001,788
Class B Common Stock, $.01 par value............     312,512

              DOVER INVESTMENTS CORPORATION
                                    INDEX


                                                                                                         Page
                                                                                                    Number
         PART I    -     FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
                Consolidated Balance Sheets as of March 31, 2003
                and December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . .    3

                Consolidated Statements of Earnings for the Three
                Months Ended March 31, 2003 and 2002 . . . . . . . . . . . . .    4

                Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2003 and 2002. . . . . . . . . . . . . .   5

                Notes to Consolidated Financial Statements. . . . . . . . . . . .   6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS. . . . . . . . . . . . . .  . . . . . . . . . . . . . . . .   11

Item 3.     CONTROLS AND PROCEDURES . . .  . . . . . . . . . . . . .   16

                PART II    -   OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .   17

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . .   18

Item 6.     EXHIBITS AND REPORTS ON FORM  8-K . . . . . . . . .  18

                Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

                Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

            PART I   -   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                  DOVER INVESTMENTS CORPORATION
                    CONSOLIDATED BALANCE SHEETS
          (in thousands, except share and per share amounts)
                                                                                            03-31-03            12-31-02
ASSETS                                                                             (unaudited)
  Cash and Cash Equivalents                                              $17,803              $11,706
  Investments                                                                                -                    3,500
  Homes Held for Sale                                                            8,517                  8,509
  Property Held for Development                                         22,779                21,715
  Notes Receivable                                                                     276                  1,570
  Deferred Tax Asset                                                               3,367                 3,613
  Other Assets                                                                          1,723                 1,524

          Total Assets                                                               $54,465             $52,137

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                                   1,556                 2,168
  Notes Payable                                                                         2,994                 1,887
  Minority Interest in Ventures                                                 2,207                 1,057
         Total Liabilities                                                               6,757                 5,112

Stockholders' Equity
  Class A Common Stock, Par Value $.01 Per Share --
    Authorized 2,000,000 Shares; Issued and Outstanding
      1,001,788 and 1,001,788 Shares at March 31, 2003
      and December 31, 2002, respectively                                     10                      10
  Class B Common Stock, Par Value $.01 Per Share --
    Authorized 1,000,000 Shares; Issued and Outstanding
    317,072 and 317,072 Shares at March 31, 2003
    and December 31, 2002, respectively                                         3                        3
  Additional Paid-In Capital                                                   31,308                31,308
  Retained Earnings                                                                16,412                15,729
  Treasury Stock, 4,560 Class B Shares at
    March 31, 2003 and December 31, 2002                                 (25)                    (25)
             Total Stockholders' Equity                                        47,708                47,025
Total Liabilities and Stockholders' Equity                           $54,465              $52,137

   The accompanying notes are an integral part of these statements.

              DOVER INVESTMENTS CORPORATION

         CONSOLIDATED STATEMENTS OF EARNINGS
           (in thousands, except share and per share amounts)
                                       (unaudited)

                                                                                    Three Months Ended
                                                                                           March 31,
                                                                                   2003                       2002
Home Sales                                                               $6,992                    $1,169
Cost of Home Sales                                                    4,014                         745
Minority Interest in Ventures                                     1,096                            42

           GROSS PROFIT                                             1,882                          382

Selling Expenses                                                           505                          144
General and Administrative Expenses                          312                          281
                                                                                      817                          425

           Operating Income (Loss)                                 1,065                          (43)

Other Income
    Interest                                                                       115                           80
    Other                                                                             -                            18
           Total Other Income                                             115                          98

Income before Provision for Income Taxes                1,180                          55
Provision for Income Taxes                                           497                          31

           NET INCOME                                                  $683                        $24

Basic Earnings Per Share                                            $0.52                     $0.02
Diluted Earnings Per Share                                         $0.52                     $0.02
Weighted Average Number of Shares
   Outstanding:
    Basic:                                                                1,314,300             1,309,877
    Diluted:                                                             1,323,571             1,320,157

               The accompanying notes are an integral part of these statements.



                    DOVER INVESTMENTS CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)
                                               (unaudited)

                                                                                                Three Months Ended
                                                                                                         March 31,
                                                                                                  2003                    2002
Cash Flows from Operating Activities:
    Net Income                                                                              $683                       $24
    Adjustments to Reconcile Net Income to Net Cash
       Provided by (Used in) Operating Activities:
       Deferred Tax Asset                                                                246                         20
       Income Accruing to Minority Interest                                1,096                         42
    Changes in Assets and Liabilities:
       Homes Held for Sale                                                                (8)                         -
       Property Held for Development                                        (1,064)                  (1,413)
       Notes Receivable                                                                1,294                      (592)
       Other Assets                                                                         (199)                     (210)
       Accrued Interest and Other Liabilities                                 (612)                       140
Net Cash Provided by (Used in) Operating Activities              1,436                    (1,989)
Cash Flows from Investing Activities:
       Proceeds from Sale of Investments                                    3,500                           -

Net Cash Provided by Investing Activities                               3,500                           -
Cash Flows from Financing Activities:
       Repayment to Minority Interest in Joint Ventures                  54                       (277)
       Proceeds from Notes Payable                                             4,280                        717
       Repayment of Notes Payable                                            (3,173)                     (442)
       Exercise of Stock Options                                                       -                       1,532
Net Cash Provided by Financing Activities                              1,161                     1,530
Net Increase (Decrease) in Cash and Cash Equivalents            6,097                      (459)
Cash and Cash Equivalents at Beginning of Period                11,706                  18,377
Cash and Cash Equivalents at End of Period                        $17,803                $17,918
Supplemental Disclosure of Cash Flow Activities:
       Cash Paid for Interest                                                            $14                       $10
       Cash Paid for Taxes                                                            $717                       $29

                    The accompanying notes are an integral part of these statements.


                    DOVER INVESTMENTS CORPORATION

                     Notes to Consolidated Financial Statements
                                        March 31, 2003
                                           (unaudited)

1.   Basis of Presentation

      The accompanying consolidated financial statements have been prepared from the records of Dover Investments Corporation without audit. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended
March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      The consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.

      The Company's most critical accounting policies mainly involve the use of estimates in the valuation of certain assets and liabilities. Based on historical trends and other information, the Company considers the value of homes held for sale and property held for development are recorded at the lower of cost or market and the warranty reserve to be adequate.

2.   Earnings per Share

      Basic net earnings per share are computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed based on the weighted-average number of shares of common stock and other dilutive securities.

                                                        Three Months Ended March 31,
                                                                 2003                    2002
Net Income                                          $683,000              $24,000
Weighted average common
  shares outstanding                            1,314,300           1,309,877
Additional potentially dilutive
  common shares                                        9,271                10,280
Diluted shares outstanding                 1,323,571           1,320,157


3.   Investments

      Investments consist of government debt securities with maturities greater than one year from the balance sheet date. Investments are classified as available for sale securities because the Company may sell them before they reach maturity.
The investments are carried at fair market value, with unrealized gains and losses recorded in stockholders equity. The cost of securities sold is based on the specific identification method.


4.   Property Held for Development and Homes Held for Sale

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

      Property Held for Development and Homes Held for Sale are stated at the lower of cost or net realizable value. The Company conducts a review for impairment whenever events or changes in circumstances indicate that the carrying value of the Property Held for Development and Homes Held for Sale may not be recoverable. Impairment is recognized when estimated expected aggregate undiscounted cash flows are less than the carrying amount of the Property Held for Development and Homes Held for Sale. To the extent that a impairment has occurred, the excess of the carrying amount of the Property Held for Development and Homes Held for Sale over its estimated fair value will be charged to operations.


5.   Revenues From and Cost of Home Sales

      The Company recognizes income from home sales upon the closing and transfer of title to the buyer. The cost of a home sold includes land, site improvement, development, construction and financing costs and management fees. For each home sold, a reserve equal to one percent of the selling price is established to cover warranty expense incurred subsequent to the home sale. Warranty expenditures are charged to the reserve when paid. Sale of lots is recognized upon the closing and transfer of title to the buyer. The cost of the lot sold, includes land, site improvement, development and financing costs.


6.   Income Taxes

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


7.   Stock Option Accounting

      In December 2002 the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), an amendment of FASB Statement
No. 123, "Accounting for Stock-Based Compensation," (SFAS 123). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. On December 15, 2002, the Company adopted the disclosure requirements of SFAS 148. SFAS No. 123 established financial accounting standards for stock-based employee compensation plans, which permits management to choose either a fair value based method or an intrinsic value based method of accounting for its stock-based compensation arrangements in accordance with APB Opinion No. 25 (APB 25). SFAS 123 requires pro forma disclosures of net earnings (loss) computed as if the fair value based method had been applied in financial statements of companies that continue to follow the intrinsic value method in accounting for such arrangements under APB 25.

      The Company accounts for stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost pertaining to stock options is reflected in the Company's Consolidated Statement of Earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per share would have instead been reported as the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                   For the Three Months
                                                                        Ended March 31,
                                                                     2003                    2002
Net income:
     As reported                                              $683                      $24
     Pro forma expenses                                    (38)                   (116)
     Pro forma                                                   645                      (92)
Basic net income per share:
     As reported                                             $0.52                   $0.02
     Pro forma                                                  0.49                   (0.07)
Diluted net income per share:
     As reported                                             $0.52                   $0.02
     Pro forma                                                  0.49                   (0.07)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected life of five years from the date of grant; stock volatility 30.4% in 2003 and 28% in 2002; risk free interest rates, 3.81% in 2003 and 3.82% in 2002; no dividends are expected.

8.   Recent Accounting Pronouncements

      In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs as a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of
SFAS 143 did not have a material effect on the Company's financial statements.

      In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The adoption of SFAS 146 did not have a material effect on the Company's financial statements.

      In November 2002 the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34
(FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of March 31, 2003 there are no such guarantees.

      In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure"
(SFAS 148), an amendment of SFAS No. 123 "Accounting for
Stock-Based Compensation," (SFAS 123). SFAS 148 amends
SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.
Certain portions of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. The Company has adopted the disclosure requirement of SFAS 148 and will continue to account for stock options using the intrinsic value method.

      In January 2003 the FASB issued Interpretation No. 46,
"Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The Company does not have any variable interest entities, and therefore
FIN 46 will not impact its financial statements.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

                  The information set forth below and elsewhere in this Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business operations and financial condition. The words or phrases "can be", "may affect", "may depend", "expect", "believe", "anticipate", "intend", "will", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance.
Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed in this document or in the Company's other public filings, including (i) the impact of the terrorist attacks against the United
States on September 11, 2001, additional terrorist threats or attacks, and war or other military involvement by the U.S. or others in Iraq or other regions, (ii) changes in general and local economic conditions, (iii) consumer confidence and housing demand,
(iv) competition, (v) government regulations affecting the Company's operations, (vi) the availability and cost of land, materials and labor,
(vii) conditions in the capital, credit and homebuilding markets and
(viii) the uncertainty of litigation filed against the Company.
All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

General

      Dover Investments Corporation (the "Company") engages primarily in real estate financing and development. The Company's real estate projects are developed through ventures with wholly-owned subsidiaries of E. F. Communities, Inc., a California corporation (collectively, "EFC"). Under the governing agreements, EFC manages the construction and the development of the real estate.

Real Estate Development

      Below is a summary of the Company's major real estate development activities during the quarter ended March 31, 2003.

Glenbriar Estates

      The Company, through its various ventures, continued to develop the Glenbriar Estates project in Tracy, California.

      All of the land owned by the ventures is covered by either vesting tentative subdivision maps or final subdivision maps.
The ventures have two model complexes for two product types of homes at Glenbriar Estates, the Glenbrook Subdivision and the Meadowbrook Subdivision. During the third quarter of 2002, the ventures commenced site work to improve 116 lots in addition to the existing lots available for construction. During the first quarter of 2003, the ventures completed site work to improve approximately
90 of the 116 lots, and site work to improve the remaining lots is expected to be completed next year after the City of Tracy has completed construction of a large water storage tank in the Glenbriar Southern Park.

Higher Priced Home

      In September of 1999, the Company entered into a joint venture with EFC to develop a large (approximately 9,600 square feet) higher priced "custom" home in Atherton, California. Construction of the home was completed in December 2001 and the home was placed on the market in late January 2002. The custom home is carried at the lower of cost or market. The Company is actively marketing this home, however, the market for this type of home is very soft at the present time and the Company cannot predict when it will be sold.


Other Residential Properties

      Halcyon Properties, LLC, a venture between the Company and EFC, has purchased a property in San Leandro, California which has been approved for 18 single family homes. Construction of three model homes was completed in February 2003, and construction on the remaining 15 homes commenced in the first quarter of 2003. Marketing of the homes also commenced in the first quarter of 2003.

      Woodview Properties, LLC, a venture between the Company and EFC, has purchased a property in Novato, California. The property has
a vesting tentative subdivision map for 20 single family homes.   The
house plans are currently going through the third design review process. The Company expects construction of the 20 homes to commence towards the end of the fourth quarter of 2003. The
Company expects the pre-sale of the homes to commence towards the end of the fourth quarter of 2003 or in early 2004.


South Tracy Industrial Park

      South Tracy Industrial Park, LLC, a venture between  the
Company and EFC, entered into an agreement in 1999 to purchase and develop for industrial use approximately fifty acres of
industrial property in the southern part of the City of Tracy.  The final subdivision map for Phase 1 of the property has been recorded and the Phase 1 site improvements have been completed and
accepted by the City of Tracy.  The Phase 2 final subdivision map was approved by the City of Tracy in the third quarter of 2002 and it is expected that the site work will be completed during the third or fourth quarter of 2003.  Construction of the first industrial building
has been completed.   The Company has commitments to lease
approximately 12,000 square feet of the total 29,500 square feet and is negotiating with additional tenants. Development and rental of the entire industrial park is expected to continue for several years.


Results of Operations

      For the quarter ended March 31, 2003, the Company had net income of $683,000, compared to $24,000 for the same period in 2002. The increase in net income resulted primarily from an increase in sales of homes.

      For the quarter ended March 31, 2003, the Company closed the sale of 18 homes at the Glenbriar Estates project, compared to 3 homes for the same period in 2002. The Company believes the increase in sales of homes is primarily attributable to increased housing demand.

      Total sales for the quarter ended March 31, 2003 were $6,992,000, resulting in a gross profit of $1,882,000 and a gross profit margin of 26.92%, compared to total sales of $1,169,000, resulting in a gross profit of $382,000 and a gross profit margin of 32.68%, for the same period in 2002. The increase in gross profit of $1,500,000 resulted primarily from the sale of a higher number of homes at the Glenbriar Estates development project and increases in sales prices. The gross profit margin for 2003 is closer to our historical average than the gross profit margin for 2002. The higher gross profit margin for 2002 is somewhat of an anomaly as it reflects the sale of only three homes which had a higher profit margin.

      Minority interest in joint ventures for the first quarter of 2003 was $1,096,000, compared to $42,000 for the same period in 2002.
The increase in minority interest is attributable to increased sales of homes at the Glenbriar Estates project.

      Selling expenses for the quarter ended March 31, 2003 were $505,000, which represents 7.22% of revenues for that quarter, compared to $144,000, which represents 12.32% of revenues for the same period in 2002. The increase in selling expenses was primarily due to increased home sales. The decrease in the percentage of revenues represented by selling expenses was primarily due to the fixed nature of some selling expenses.

      General and administrative expenses for the quarter ended
March 31, 2003 were $312,000, compared to $281,000 for the same period in 2002, an increase of 11.03%. The increase was primarily due to increased professional fees and other administrative expenses.

      Interest income for the quarter ended March 31, 2003 increased to $115,000, compared to $80,000 for the same period in 2002.
The increase is attributable to higher average account balances during the quarter.

      The Company expects that the development projects will continue to be profitable. See "BUSINESS - Homebuilding Industry" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a discussion of general economic conditions and competitive factors that influence the Company's profitability.


Liquidity and Capital Resources

      During the three months ended March 31, 2003, the Company used liquid assets primarily to fund expenditures in connection with the real estate development projects, debt service, general and administrative expenses and the purchase of government debt securities. The Company met its funding requirements primarily from cash reserves, and from revenues from home sales and construction financing from private sources secured by the homes under construction.

      The Company's primary sources of liquidity will continue to be cash reserves, revenues generated from the real estate development projects and construction financing when appropriate.

      At March 31, 2003, the Company had an aggregate outstanding balance of $2,994,000 under revolving credit agreements. These notes payable will be repaid from the proceeds of home sales. The loans bear interest at the rate of prime plus 0.75% per annum and have various maturity dates.


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


Outlook

      The Company has closed the sale of 4 homes at the Glenbriar Estates project during the initial part of the second quarter of 2003. Sales contracts for 36 additional homes at the Glenbriar Estates project are currently pending. The Company believes that these 36 homes will likely close in the second and third quarter of 2003.
Sales contracts for 11 homes at the Halcyon development project in San Leandro are currently pending. The Company believes that these 11 homes will likely close in the third and fourth quarter of 2003. The Company expects it will enter into additional sales contracts for homes at the Glenbriar Estates and Halcyon projects in the second and third quarters of 2003. As the Company's sales contracts are subject to satisfaction of certain conditions and cancellation by the customer, no assurances can be given that any sales contracts will result in actual closings. See "BUSINESS - Backlog" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. In addition, the Company's higher priced home in Atherton, California is currently being marketed for sale. The Company cannot predict when that home will be sold.

      Based on the foregoing, the Company expects sales for the second quarter of 2003 to be higher than for the same period in 2002, and also expects sales for the third quarter of 2003 to be higher than for the same period in 2002.

ITEM 3.   CONTROLS AND PROCEDURES

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


PART II  - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      On June 25, 2002, owners of homes sold by the Company through its venture with Westco Community Builders, Inc.
("WCB") at its Marina Vista project in San Leandro, California, which was completed in February 2000, filed a complaint against the Company in the Superior Court of California in the County of Alameda. Also on June 25, 2002, the Marina Vista of San Leandro Owners' Association, the homeowners' association for the owners of the homes at the Marina Vista project, filed a complaint against the Company in the same court. In addition to the Company, WCB, H. F. Properties Ltd., a former subsidiary of the Company, and Westco Marina, Inc., a former subsidiary of WCB, are named as defendants in the complaints. The complaints allege, among other things, breach of contract, violation of the governing documents of the Marina Vista homeowners' association, negligence, breach of warranty, strict liability, misrepresentation, breach of fiduciary duty and nuisance based on alleged construction defects at the Marina
Vista project. The plaintiffs are seeking damages in an unspecified amount, attorneys' fees and expert fees and investigative costs.
The Company and the other defendants have filed answers to the two complaints. The Company and the other defendants have also filed a cross-complaint against subcontractors at the Marina Vista project alleging comparative fault and indemnity, and the cross-defendants have filed an answer to the cross-complaint. The court has designated each case as a "complex case" as defined in Rule 1800 of the California Rules of Court.

      In December 2002, the parties stipulated to the use of a special master to manage the two cases under auspices of the court.
Limited discovery has begun under the special master. In May 2003, the court granted a motion, brought by some of the cross-defendants, to disqualify the special master from hearing settlement matters.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS

                   None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                  99.1      Certification of President

                  99.2      Certification of Principal Financial Officer

            (b)              Reports on Form 8-K
                               None



















                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DOVER INVESTMENTS CORPORATION


Date:   May 8, 2003              By:  /s/Frederick M. Weissberg
                                                        Frederick M. Weissberg
                                                        Chairman of the Board
                                                           and President

                                              By:  /s/Erika Kleczek
                                                         Erika Kleczek
                                                         Principal Financial
                                                         Officer


























                           CERTIFICATIONS


I, Frederick M. Weissberg, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Dover Investments Corporation;

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


Date: May 8, 2003           /s/ Frederick M. Weissberg
                                             Frederick M. Weissberg
                                             Chairman of the Board and
                                               President






















I, Erika Kleczek, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Dover Investments Corporation;

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


Date: May 8, 2003           /s/ Erika Kleczek
                                             Erika Kleczek
                                             Principal Financial
                                             Officer


























                               EXHIBIT INDEX


Exhibit
Number      Description

     99.1       Certification of President

     99.2       Certification of Principal Financial Officer