Form 10QSB
period 2003-06-30
DOVER INVESTMENTS CORP
filed 2003-07-28
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

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

                                 (415) 777-0414
                      (Issuer's telephone number)

The number of shares outstanding of each of the registrant's classes of Common Stock as of July 15, 2003, were as follows:


                Title                                        Shares Outstanding

Class A Common Stock, $.01 par value......     1,003,288
Class B Common Stock, $.01 par value......        312,512





            DOVER INVESTMENTS CORPORATION
                                   INDEX

                                                                                                            Page
                                                                                                            Number
               PART I    -    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
               Consolidated Balance Sheets as of June 30, 2003
               and December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

               Consolidated Statements of Earnings for the Three
               Months and Six Months Ended June 30, 2003 and 2002 . . .4

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2003 and 2002. . . . . . . . . . . . . 5

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

Item 1.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 4.    SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . 19

Item 6.    EXHIBITS AND REPORTS ON FORM  8-K . . . . . . . . . .21

               Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22


               INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . .  23



       PART I  -  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                DOVER INVESTMENTS CORPORATION
                  CONSOLIDATED BALANCE SHEETS
          (in thousands, except share and per share amounts)
                                                                                            06-30-03            12-31-02
ASSETS                                                                             (unaudited)
  Cash and Cash Equivalents                                              $14,623               $11,706
  Investments                                                                              -                     3,500
  Investments in Real Estate
    Homes Held for Sale                                                           8,138                 8,509
    Property Held for Development                                         25,017               21,715
  Notes Receivable                                                                       -                    1,570
  Deferred Tax Asset                                                               3,519                 3,613
  Other Assets                                                                          1,719                1,524

          Total Assets                                                              $53,016              $52,137

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                                  1,581                  2,168
  Notes Payable                                                                      2,225                  1,887
  Minority Interest in Ventures                                               1,258                  1,057
         Total Liabilities                                                             5,064                  5,112
Stockholders' Equity
  Class A Common Stock, Par Value $.01 Per Share
   Authorized 2,000,000 Shares; Issued and Outstanding
      1,003,288 and 1,001,788 Shares at June 30, 2003
      and December 31, 2002, respectively                                   10                       10
  Class B Common Stock, Par Value $.01 Per Share --
    Authorized 1,000,000 Shares; Issued and Outstanding
    317,072 and 317,072 Shares at June 30, 2003
    and December 31, 2002, respectively                                       3                         3
  Additional Paid-In Capital                                                 31,318                31,308
  Retained Earnings                                                              16,646                15,729
  Treasury Stock, 4,560 Class B Shares at
  June 30, 2003 and December 31, 2002                                   (25)                     (25)
          Total Stockholders' Equity                                        47,952                 47,025
Total Liabilities and Stockholders' Equity                          $53,016               $52,137

   The accompanying notes are an integral part of these statements.

                  DOVER INVESTMENTS CORPORATION

               CONSOLIDATED STATEMENTS OF EARNINGS
                (in thousands, except share and per share amounts)
                                           (unaudited)

                                                     Three Months Ended               Six Months Ended
                                                                June 30,                                 June 30,
                                                         2003               2002                   2003             2002
Home Sales                                    $6,799          $4,754               $13,791          $5,923
Cost of Home Sales                         3,980            3,031                   7,994            3,776
Provision for Impairment in
 Real Estate                                        500                  -                       500                  -
Minority Interest in Ventures           1,184               590                   2,280               632

       GROSS PROFIT                       1,135            1,133                   3,017            1,515

Selling Expenses                                 479                331                     984               475
General and Administrative
  Expenses                                           307                260                     619               541
                                                           786                591                  1,603            1,016

       Income from Operations              349                542                  1,414               499
Other Income
    Interest                                              41                  79                     156               159
    Other                                                  -                     -                         -                  18
       Total Other Income                       41                  79                      156               177
Income before Provision
  for Income Taxes                             390                 621                  1,570               676
Provision for Income Taxes               156                 210                     653               241

           NET INCOME                      $234               $411                 $917              $435

Basic Earnings Per Share                 $0.18             $0.31                   $0.70           $0.33
Diluted Earnings Per Share              $0.18             $0.31                   $0.69           $0.33
Weighted Average Number
  of Shares Outstanding:
    Basic:                                     1,314,729      1,314,146           1,314,515     1,312,035
    Diluted:                                  1,330,649      1,330,815           1,327,602     1,326,472

               The accompanying notes are an integral part of these statements.

                   DOVER INVESTMENTS CORPORATION
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands, unaudited)
                                                                                               Six Months Ended
                                                                                                       June 30,
                                                                                              2003                   2002
Cash Flows from Operating Activities:
   Net Income                                                                        $917                    $435
   Adjustments to Reconcile Net Income to
     Net Cash Provided by (Used in)
     Operating Activities:
     Deferred Tax Asset                                                            293                      119
     Provision for Impairment in Real Estate                             500                         -
     Income Accruing to Minority Interest                             2,280                      632
   Changes in Assets and Liabilities:
     Homes Held for Sale                                                         (129)                (6,752)
     Property Held for Development                                     (3,302)                 5,806
     Notes Receivable                                                             1,570                 (1,001)
     Other Assets                                                                     (195)                   (248)
     Accrued Interest and Other Liabilities                              (587)                     227
Net Cash Provided by (Used in) Operating Activities          1,148                     (782)
Cash Flows from Investing Activities:
     Purchase of Investments                                                    -                     (5,000)
     Proceeds from Sale of Investments                               3,500                         -
Net Cash Provided by (Used in) Investing Activities          3,500                  (5,000)
Cash Flows from Financing Activities:
     Repayment to Minority Interest in Joint Ventures         (2,079)                   (883)
     Proceeds from Notes Payable                                         7,096                   2,260
     Repayment of Notes Payable                                        (6,758)                 (2,701)
     Exercise of Stock Options                                                  10                    1,538
Net Cash (Used in) Provided by Financing Activities        (1,731)                      214
Net Increase (Decrease) in Cash and Cash Equivalents       2,917                   (5,568)
Cash and Cash Equivalents at Beginning of Period           11,706                  18,377
Cash and Cash Equivalents at End of Period                  $14,623                $12,809
Supplemental Disclosure of Cash Flow Activities:
     Cash Paid for Interest, Net of
       Capitalized Interest of $3                                               $25                       $72
     Cash Paid for Taxes                                                       $630                       $32
Transfer of Property Held for Development
  to Homes Held for Sale                                                     $  -                     $6,752

                The accompanying notes are an integral part of these statements.

              DOVER INVESTMENTS CORPORATION

               Notes to Consolidated Financial Statements
                                   June 30, 2003
                                    (unaudited)


1.   Basis of Presentation

      The accompanying unaudited interim consolidated financial statements have been prepared from the records of Dover Investments Corporation and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary to make the financial statements not misleading. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 2002.

      The consolidated financial statements are prepared on the accrual basis of accounting in accordance with US GAAP. The preparation of financial statements in conformity with US GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.

      The Company's most critical accounting policies mainly involve the use of estimates in the valuation of certain assets and liabilities. Based on historical trends and other information, the Company considers the value of homes held for sale and property held for development, which are carried at the lower of cost or market and the warranty reserve to be adequate.




2.   Earnings per Share

      Basic net earnings per share are computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed based on the weighted-average number of shares of common stock and other dilutive securities (in thousands, except share amounts).

                                                      Three Months Ended              Six Months Ended
                                                                  June 30,                                June 30,
                                                         2003               2002                  2003            2002
Net Income                                         $234             $411                $917              $435
Weighted average common
  shares outstanding                        1,314,729     1,314,146         1,314,515      1,312,035
Additional potentially dilutive
  common shares                                 15,920           16,669              13,087           14,437
Diluted shares outstanding             1,330,649     1,330,815         1,327,602      1,326,472


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

      Property Held for Development and Homes Held for Sale are stated at the lower of cost or fair value. The Company conducts a review for impairment whenever indicators of impairment exist. Impairment is recognized when estimated expected aggregate discounted cash flows are less than the carrying amount of the Property Held for Development and Homes Held for Sale. To the extent that an impairment has occurred, the excess of the carrying amount of the Property Held for Development and Homes Held for Sale over its estimated fair value will be charged to operations. During the three and six months ended
June 30, 2003, the Company recorded a charge of $500,000 to operations for impairment in real estate.


5.   Revenues from and Cost of Home Sales

      The Company recognizes income from home sales upon the closing and transfer of title to the buyer. The cost of a home sold includes land, site improvement, development, construction and financing costs and management fees. For each home sold, a reserve equal to one percent of the selling price is established to cover warranty expenditures subsequent to the home sale.
Warranty expenditures are charged to the reserve when paid.
Sale of lots is recognized upon the closing and transfer of title to the buyer. The cost of the lot sold, includes land, site improvement, development and financing costs.

6.   Income Taxes

      The Company follows the asset and liability method in accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and on the expected future tax benefit to be derived from tax loss carry forwards, if any. Additionally, deferred tax items are measured using current tax rates.


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

      If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per share would have instead been reported as the pro forma amounts indicated below (in thousands, except per share amounts):















                                                     For the Three Months       For the Six Months
                                                           Ended June 30,                 Ended June 30,
                                                        2003             2002           2003             2002
S>
Net income:
     As reported                                $234              $411               $917         $435
     Pro forma expenses                        (9)               (29)                 (19)          (57)
     Pro forma                                    225                382                 898          378
Basic net income per share:
     As reported                              $0.18              $0.31              $0.70        $0.33
     Pro forma                                   0.17                0.29                0.68          0.29

Diluted net income per share:
     As reported                              $0.18              $0.31              $0.69        $0.33
     Pro forma                                   0.17                0.29               0.68          0.28

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

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"
(SFAS 149). The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003; for hedging relationships designated after June 30, 2003; for provisions that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, apply in accordance with their respective effective dates. The Company does not have any derivative instruments and hedging activities, and therefore, SFAS 149 will not impact its financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments with characteristics of both liabilities and equity, and therefore, SFAS 150 will not impact its financial statements.


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


Real Estate Development

      Below is a summary of the Company's major real estate development activities during the quarter ended June 30, 2003.


Glenbriar Estates

      The Company, through its various ventures, continued to develop the Glenbriar Estates project in Tracy, California.

      All of the land owned by the ventures is covered by either vesting tentative subdivision maps or final subdivision maps.
The ventures have two model complexes for two product types of homes at Glenbriar Estates, the Glenbrook and the Meadowbrook Subdivisions. During the third quarter of 2002, the ventures commenced site work to improve 116 lots in addition to the existing lots available for construction. During the first quarter of 2003, the ventures completed site work to improve approximately
90 of the 116 lots. Site work to improve the remaining lots is expected to be completed during 2004. The improvements cannot be completed until after the City of Tracy has completed construction of a water storage tank that is required as part of the development of the Glenbriar Estates project.


Higher Priced Home

      In September of 1999, the Company entered into a joint venture with EFC to develop a large (approximately 9,600 square feet) higher priced "custom" home in Atherton, California. Construction of the home was completed in December 2001 and the home was placed on the market in late January 2002. The home is carried at the lower of cost or market. The Company cannot predict when the home will be sold. The Company is actively marketing this home; however, in the Company's experience, the demand for higher-priced homes in the Bay Area is lower than the demand for medium-priced homes.


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


South Tracy Industrial Park

      South Tracy Industrial Park, LLC, a venture between  the
Company and EFC, entered into an agreement in 1999 to purchase and develop for industrial use approximately fifty acres of
industrial property in the southern part of the City of Tracy. The final subdivision map for Phase 1 of the property has been recorded and the Phase 1 site improvements have been completed and accepted by the City of Tracy.  The Phase 2 final subdivision map was approved by the City of Tracy in the third quarter of 2002 and it is expected that the site work will be completed during the third or fourth quarter of 2003. Construction of the first
industrial building has been completed.   The Company has leased
approximately 12,000 square feet of the total 29,500 square feet of this building, subject to completion of tenant improvements, and is negotiating with additional tenants. The Company expects the tenant improvements to be completed, and the tenants to begin occupying this portion of the first building, during the third quarter of 2003. Development and rental of the entire industrial park is expected to continue for several years.


Results of Operations

      For the quarter ended June 30, 2003, the Company had net income of $234,000, compared to $411,000 for the same period in 2002. The decrease in net income resulted primarily from the provision for impairment in real estate of $500,000.

      For the quarter ended June 30, 2003, the Company closed the sale of 16 homes at the Glenbriar Estates project, compared to 13 homes for the same period in 2002. The Company believes the increase in sales of homes is primarily attributable to increased housing demand.

      Total sales for the quarter ended June 30, 2003 were $6,799,000, resulting in a gross profit of $1,135,000 and a gross profit margin of 16.70%, compared to total sales of $4,754,000, resulting in a gross profit of $1,133,000 and a gross profit margin of 23.83%, for the same period in 2002. The decrease in the gross profit margin resulted primarily from a provision for impairment in real estate.

      Minority interest in joint ventures for the second quarter of 2003 was $1,184,000, compared to $590,000 for the same period in 2002. The increase in minority interest is attributable to increased sales of homes at the Glenbriar Estates project.

      Selling expenses for the quarter ended June 30, 2003 were $479,000, which represents 7.04% of revenues for that quarter, compared to $331,000, which represents 6.96% of revenues for the same period in 2002. The increase in selling expenses was primarily due to increased home sales.

      General and administrative expenses for the quarter ended
June 30, 2003 were $307,000, compared to $260,000 for the same period in 2002, an increase of 18.08%. The increase was primarily due to increased professional fees and other administrative expenses.

      Interest income for the quarter ended June 30, 2003 decreased to $41,000, compared to $79,000 for the same period in 2002. The decrease is attributable to decreases in interest rates and lower average account balances during the quarter.

      The Company expects that the development projects will continue to be profitable. See "BUSINESS - Homebuilding Industry" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a discussion of general economic conditions and competitive factors that influence the Company's profitability.


Liquidity and Capital Resources

      During the six months ended June 30, 2003, the Company used liquid assets primarily to fund expenditures in connection with the real estate development projects, debt service, general and administrative expenses and the purchase of government debt securities. The Company met its funding requirements primarily from cash reserves, and from revenues from home sales and construction financing from private sources secured by the homes under construction.

      The Company's primary sources of liquidity will continue to be cash reserves, revenues generated from the real estate development projects and construction financing when appropriate.

      At June 30, 2003, the Company had an aggregate outstanding balance of $2,225,000 under revolving credit agreements. These notes payable will be repaid from the proceeds of home sales.
The loans bear interest at the rate of prime (4.0% at June 30, 2003) plus 0.75% per annum and have various maturity dates.


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


Outlook

      The Company has closed the sale of 7 homes at the Glenbriar Estates project during the third quarter of 2003. Sales contracts for 32 additional homes at the Glenbriar Estates project are currently pending. The Company believes that these 32 homes will likely close in the third and fourth quarter of 2003. Sales contracts for 11 homes at the Halcyon development project in San Leandro are currently pending. The Company believes that these 11 homes will likely close in the third and fourth quarter of 2003. The Company expects it will enter into additional sales contracts for homes at the Glenbriar Estates and Halcyon projects in the third and fourth quarter of 2003. As the Company's sales contracts are subject to satisfaction of certain conditions and cancellation by the customer, no assurances can be given that any sales contracts will result in actual closings. See "BUSINESS - Backlog" in the Company's
Annual Report on Form 10-K for the fiscal year ended
December 31, 2002. In addition, the Company's higher priced home in Atherton, California is currently being marketed for sale.
The Company cannot predict when that home will be sold.

      Based on the foregoing, the Company expects sales for the third quarter of 2003 to be higher than for the same period in 2002, and also expects sales for the fourth quarter of 2003 to be higher than for the same period in 2002.


ITEM 3.   CONTROLS AND PROCEDURES

      (a) The Company's President and the Company's Principal Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this quarterly report is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

      (b) No change was made in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.








PART II -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      On June 25, 2002, owners of homes sold by the Company through its venture with Westco Community Builders, Inc.
("WCB") at its Marina Vista project in San Leandro, California, which was completed in February 2000, filed a complaint against the Company in the Superior Court of California in the County of Alameda. Also on June 25, 2002, the Marina Vista of San Leandro Owners' Association, the homeowners' association for the owners of the homes at the Marina Vista project, filed a complaint against the Company in the same court. In addition to the Company, WCB, H. F. Properties Ltd., a former subsidiary of the Company, and Westco Marina, Inc., a former subsidiary of WCB, are named as defendants in the complaints. The complaints allege, among other things, breach of contract, violation of the governing documents of the Marina Vista homeowners' association, negligence, breach of warranty, strict liability, misrepresentation, breach of fiduciary duty and nuisance based on alleged construction defects at the Marina Vista project.
The plaintiffs are seeking damages in an unspecified amount for property damage and personal injury, attorneys' fees and expert fees and investigative costs. The Company and the other defendants have filed answers to the two complaints. The
Company and the other defendants have also filed a cross-complaint against subcontractors at the Marina Vista project alleging comparative fault and indemnity, and the cross-defendants have filed an answer to the cross-complaint. The court has designated each case as a "complex case" as defined in Rule 1800 of the California Rules of Court.

      In December 2002, the parties stipulated to the use of a special master to manage the two cases under auspices of the court.
Limited discovery has begun under the special master.  In May
2003, the court granted a motion, brought by some of the cross-defendants, to disqualify the special master from hearing settlement matters, and the court also appointed a new special master to manage discovery only.

      The Company is unable to predict the ultimate outcome of the litigation, the extent to which any claims may be covered by insurance, or the effect that the litigation may have on the Company's financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS

                 On May 22, 2003, the Company held its annual meeting of stockholders for the purpose of electing directors, ratification and approval of an amendment to the 1995 stock option plan to increase the authorized number of shares available under the plan and to extend the date of termination of the plan until January 16, 2007, ratification and approval of an amendment to the stock option plan for non-employee directors to increase the authorized number of shares available under the plan and to extend the date of termination of the plan until January 16, 2007 and ratifying the appointment of Grant Thornton LLP as the Company's independent public accountant for the year ending December 31, 2003. In addition, the following two proposals were submitted by a stockholder at the Company's annual meeting of stockholders and were voted on at the meeting:
(1) that no stock option be issued by the Company with an exercise price lower than the greater of (a) $31 per share, or (b) 90% of the pro rata intrinsic value of the Company, as determined by such independent investment banker as is retained by the Company's
Board of Directors for that purpose, and (2) that the Company tender for no fewer than 500,000 shares of its stock at a price equal to the greater of (a) $31 per share, or (b) 90% of the pro rata intrinsic value of the Company, as determined by such independent investment banker as is retained by the Company's
Board of Directors for that purpose.

                 All of the Company's nominees were elected directors as follows: Will C. Wood, 907,322 votes for, 43,630 votes against and 50,836 broker non-votes; Arnold Addison 2,903,330 votes for, 122,670 votes against, 2,500 votes abstaining and 96,620 broker non-votes; John Gilbert 2,903,330 votes for, 122,670 votes against, 2,500 votes abstaining and 96,620 broker non-votes; and Frederick M. Weissberg 2,903,130 votes for, 122,870 votes against, 2,500 votes abstaining and 96,620 broker non-votes. The proposal to ratify and approve the amendment to the 1995 stock option plan to increase the authorized number of shares available under the plan and to extend the date of termination of the plan until January 16, 2007, was approved with 2,992,721 votes for, 299,517 votes against, 3,840 votes abstaining and 830,830 broker non-votes. The proposal to ratify and approve the amendment to the stock option plan for non-employee directors to increase the authorized number of shares available under the plan and to extend the date of termination of the plan until January 16, 2007, was approved with 2,997,329 votes for, 294,949 votes against, 3,800 votes abstaining and 830,830 broker non-votes. The proposal to ratify the appointment of Grant
Thornton LLP as the Company's independent public accountant for the year ended December 31, 2003, was approved with 3,831,234 votes for, 134,360 votes against, 13,858 votes abstaining and 147,456 broker non-votes. Each of the two stockholder proposals was defeated with 3,858,797 votes against and 20,655 votes for.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibit     Description
                   No.
                   10.28       1995 Stock Option Plan, as amended
                                   and restated.

                   10.29       Stock Option Plan for Nonemployee Directors,
                                   as amended and restated

                   99.1         Certification of President pursuant to Section
                                    302 of the Sarbanes-Oxley Act of 2002.

                   99.2         Certification of Principal Financial Officer
                                   pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   99.3         Certification of President pursuant to Section
                                   906 of the Sarbanes-Oxley Act of 2002.

                   99.4         Certification of Principal Financial Officer
                                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           (b)             Reports on Form 8-K

                            On May 20, 2003, the Company filed a report on Form 8-K dated May 20, 2003, disclosing under Item 5 that the Company issued a press release announcing the decision by its Board of Directors to take no action with respect to an unsolicited proposal from Leeward Investments, LLC regarding a possible acquisition of the outstanding shares of the Company's stock.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      DOVER INVESTMENTS CORPORATION


Date:   July 28, 2003        By:  /s/Frederick M. Weissberg
                                                     Frederick M. Weissberg
                                                     Chairman of the Board
                                                     and President

                                         By:  /s/Erika Kleczek
                                                     Erika Kleczek
                                                     Principal Financial
                                                     Officer


























                                EXHIBIT INDEX


Exhibit Number  Description

      10.28             1995 Stock Option Plan, as amended
                            and restated.

      10.29             Stock Option Plan for Nonemployee
                            Directors, as amended and restated.

      99.1               Certification of President pursuant to Section
                           302 of the Sarbanes-Oxley Act of 2002.

      99.2               Certification of Principal Financial Officer
                            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      99.3               Certification of President pursuant to Section
                            906 of the Sarbanes-Oxley Act of 2002.

      99.4               Certification of Principal Financial Officer
                            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.