Form 10QSB
period 2003-09-30
DOVER INVESTMENTS CORP
filed 2003-11-07
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10-QSB


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 2003

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

                                      (415) 777-0414
                           (Issuer's telephone number)

The number of shares outstanding of each of the registrant's classes of Common Stock as of October 31, 2003, were as follows:

                 Title                                      Shares Outstanding

  Class A Common Stock, $.01 par value......   1,006,041
  Class B Common Stock, $.01 par value......      311,009


             DOVER INVESTMENTS CORPORATION
                                  INDEX


                                                                                                  Page
                                                                                             Number
          PART I    -    FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets as of
             September 30, 2003 and December 31, 2002. . . . . . . . . . 3

             Condensed Consolidated Statements of Earnings
             for the Three Months and Nine Months Ended
             September 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . 4

             Condensed Consolidated Statements of Cash
             Flows for the Nine Months Ended
             September 30, 2003 and 2002. . . . . . . . . . . . . . . . . . . . .  5

             Notes to Condensed Consolidated Financial
             Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2.  MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS. . . . . . . . . . . . . .  . . . . .  12

Item 3.  CONTROLS AND PROCEDURES . . .  . . . . . . . . . . .  18

             PART II    -   OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .  18

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . .  19

Item 6.  EXHIBITS AND REPORTS ON FORM  8-K . . . . . . . 20

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

             INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . 22

         PART I  -  FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     DOVER INVESTMENTS CORPORATION
            CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                                                                             09-30-03             12-31-02
ASSETS                                                                               (unaudited)
  Cash and Cash Equivalents                                                $21,985              $11,706
  Investments                                                                                 -                     3,500
  Investments in Real Estate
    Homes Held for Sale                                                            8,117                  8,509
    Property Held for Development                                         18,492                21,715
  Notes Receivable                                                                        -                     1,570
  Deferred Tax Asset                                                                3,167                  3,613
  Other Assets                                                                           1,162                  1,524
          Total Assets                                                                $52,923              $52,137

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                                    1,714                 2,168
  Notes Payable                                                                             557                 1,887
  Minority Interest in Ventures                                                  1,310                 1,057
         Total Liabilities                                                                3,581                 5,112
Stockholders' Equity
  Class A Common Stock, Par Value $.01 Per Share
   Authorized 2,000,000 Shares; Issued and Outstanding
   1,006,041 and 1,001,788 Shares at September 30, 2003
   and December 31, 2002, respectively                                         10                      10
  Class B Common Stock, Par Value $.01 Per Share
   Authorized 1,000,000 Shares; Issued and Outstanding
   315,569 and 317,072 Shares at September 30, 2003
   and December 31, 2002, respectively                                           3                        3
  Additional Paid-In Capital                                                    31,331               31,308
  Retained Earnings                                                                 18,023               15,729
  Treasury Stock, 4,560 Class B Shares at
  September 30, 2003 and December 31, 2002                              (25)                   (25)
          Total Stockholders' Equity                                             49,342               47,025

Total Liabilities and Stockholders' Equity                             $52,923             $52,137

   The accompanying notes are an integral part of these statements.

                    DOVER INVESTMENTS CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
     (in thousands, except share and per share amounts)
                                (unaudited)

                                                      Three Months Ended          Nine Months Ended
                                                             September 30,                       September 30,
                                                         2003                2002              2003               2002
Home Sales                                    $17,963           $2,757            $31,754          $8,680
Cost of Home Sales                         12,171             1,743               20,165           5,519
Provision for Impairment in
  Real Estate                                            -                     -                      500                -
Minority Interest in Ventures             2,157               287                 4,437              919

           GROSS PROFIT                     3,635               727                 6,652           2,242

Selling Expenses                                   899               215                 1,883              690
General and Administrative
  Expenses                                             299               259                    918              800
                                                           1,198               474                 2,801           1,490

           Income from Operations         2,437               253                 3,851              752
Other Income
    Interest                                                35               170                    191              329
    Other                                                     2                 -                          2                18
           Total Other Income                      37               170                   193              347
Income before Provision
  for Income Taxes                             2,474               423                4,044           1,099
Provision for Income Taxes              1,097               120                 1,750              361

           NET INCOME                     $1,377             $303               $2,294            $738

Basic Earnings Per Share                  $1.05            $0.23                 $1.74           $0.56
Diluted Earnings Per Share               $1.04            $0.23                 $1.73           $0.56
Weighted Average Number
  of Shares Outstanding:
    Basic:                                         1,316,099       1,314,313       1,315,049        1,312,798
    Diluted:                                      1,330,077       1,329,483       1,328,141        1,327,376

               The accompanying notes are an integral part of these statements.

                  DOVER INVESTMENTS CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands, unaudited)
                                                                                                  Nine Months Ended
                                                                                                        September 30,
                                                                                                 2003                   2002
Cash Flows from Operating Activities:
    Net Income                                                                        $2,294                    $738
    Adjustments to Reconcile Net Income
      to Net Cash Provided by (Used in)
      Operating Activities:
      Deferred Tax Asset                                                              446                       124
      Provision for Impairment in Real Estate                              500                         -
      Income Accruing to Minority Interest                               4,437                      919
    Changes in Assets and Liabilities:
      Homes Held for Sale                                                           (108)                (6,868)
      Property Held for Development                                        3,223                   4,756
      Notes Receivable                                                               1,570                 (1,280)
      Other Assets                                                                         362                      398
      Accrued Interest and Other Liabilities                                (454)                     139
Net Cash Provided by (Used in) Operating Activities          12,270                  (1,074)
Cash Flows from Investing Activities:
      Purchase of Investments                                                         -                    (5,000)
      Proceeds from Sale of Investments                                   3,500                   2,500
Net Cash Provided by (Used in) Investing Activities             3,500                  (2,500)
Cash Flows from Financing Activities:
      Repayment to Minority Interest in Joint Ventures           (4,184)                (1,243)
      Proceeds from Notes Payable                                            7,096                   4,510
      Repayment of Notes Payable                                           (8,426)                 (3,962)
      Exercise of Stock Options                                                      23                   1,538
Net Cash (Used in) Provided by Financing Activities           (5,491)                     843
Net Increase (Decrease) in Cash and Cash Equivalents        10,279                  (2,731)
Cash and Cash Equivalents at Beginning of Period              11,706                 18,377
Cash and Cash Equivalents at End of Period                      $21,985               $15,646
Supplemental Disclosure of Cash Flow Activities:
      Cash Paid for Interest, Net of
       Capitalized Interest of $3                                                    $47                     $152
      Cash Paid for Taxes                                                           $630                     $292
Transfer of Property Held for Development
   to Homes Held for Sale                                                          $ -                    $6,868

                  The accompanying notes are an integral part of these statements.

          DOVER INVESTMENTS CORPORATION

  Notes to Condensed Consolidated Financial Statements
                          September 30, 2003
                                 (unaudited)

1.  Basis of Presentation

     The accompanying unaudited interim consolidated financial statements have been prepared from the records of Dover Investments Corporation and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary to make the financial statements not misleading. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include certain disclosures required by accounting principles generally accepted in the United States of America ("US GAAP") for annual financial statements.
Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.
For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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





2.  Earnings per Share

     Basic net earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock and other dilutive securities as follows (in thousands, except share amounts):


                                                    Three Months Ended             Nine Months Ended
                                                          September 30,                      September 30,
                                                       2003                2002               2003               2002
Net Income                                  $1,377              $303              $2,294            $738
Weighted average common
  shares outstanding                     1,316,099         1,314,313      1,315,049       1,312,798
Additional potentially dilutive
  common shares                               13,978              15,170           13,092            14,578
Diluted shares outstanding          1,330,077         1,329,483      1,328,141       1,327,376
Shares excluded from diluted
 earnings per share                                 500                      -                 500                    -


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

     Property Held for Development and Homes Held for Sale are stated at the lower of cost or fair value. The Company conducts a review for impairment whenever indicators of impairment exist. Impairment is recognized when estimated expected aggregate discounted cash flows are less than the carrying amount of the Property Held for Development and Homes Held for Sale. To the extent that an impairment has occurred, the excess of the carrying amount of the Property
Held for Development and Homes Held for Sale over its estimated fair value will be charged to operations. No impairment has been recorded to operations in the third quarter. For the nine months ended September 30, 2003, the Company recorded a charge of $500,000 to operations for impairment in real estate.


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

7.  Stock Option Accounting

     In December 2002 the Financial Accounting Standards
Board (FASB) issued Statement of Financial Accounting
Standards No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure" (SFAS 148), an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS 123). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. On December 15, 2002, the Company adopted the disclosure requirements of SFAS 148. SFAS
No.123 established financial accounting standards for stock-based employee compensation plans, which permits management to choose either a fair value based method or an intrinsic value based method of accounting for its stock-based compensation arrangements in accordance with APB Opinion No. 25 (APB 25). SFAS 123 requires pro forma disclosures of net earnings (loss) computed as if the fair value based method had been applied in financial statements of companies that continue to follow the intrinsic value method in accounting for such arrangements under APB 25.

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

     If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation," the Company's net income and income per share would have instead been reported as the pro forma amounts indicated below
(in thousands, except per share amounts):




                                                                 Three Months                        Nine Months
                                                           Ended September 30,           Ended September 30,
                                                           2003                2002             2003                2002
Net income, as reported                      $1,377            $303              $2,294            $738
Add stock-based compensation
  expense included in reported
  net income, net of related tax
  effects                                                       -                  -                        -                   -
Deduct total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects                           (9)             (29)                   (28)              (86)
Pro forma net income                           1,368              274                2,266               652

Basic net income per share:
     As reported                                      $1.05           $0.23                $1.74            $0.56
     Pro forma                                           1.04             0.21                  1.72             0.50

Diluted net income per share:
     As reported                                      $1.04           $0.23                $1.73            $0.56
     Pro forma                                           1.03             0.21                  1.71             0.49


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

     In November 2002 the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34
(FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.
As of September 30, 2003 there are no such guarantees.

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

Real Estate Development

     Below is a summary of the Company's major real estate development activities during the quarter ended
September 30, 2003.

Glenbriar Estates

     The Company, through its various ventures, continued to develop the Glenbriar Estates project in Tracy, California.

     All of the land owned by the ventures is covered by either vesting tentative subdivision maps or final subdivision maps.
The ventures have two model complexes for two product types of homes at Glenbriar Estates, the Glenbrook and the Meadowbrook Subdivisions. During the third quarter of 2002, the ventures commenced site work to improve an additional 116 lots. During the first quarter of 2003, the ventures completed site work to improve approximately 90 of the 116 lots. Site work to improve the remaining lots is expected to be completed during 2004. The improvements cannot be completed until after the City of Tracy has completed construction of a water storage tank that is required as part of the development of the Glenbriar Estates project. During the third quarter of 2003, the Company commenced construction of 54 homes on the improved lots, and completed construction of 12 of those 54 homes.

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

Other Residential Properties

     Halcyon Properties, LLC, a venture between the Company and EFC, has purchased a property in San Leandro, California which has been approved for 18 single family homes. The Company completed construction of three homes at the Halcyon project in the first quarter of 2003, eight homes in the third quarter of 2003 and four homes in the fourth quarter of 2003. Construction of the remaining three homes is expected to be completed later in the fourth quarter of 2003.

     Woodview Properties, LLC, a  venture between the
Company and EFC, has purchased a property in Novato,
California.  The property has a vesting tentative subdivision
map for 20 single family homes.   The house plans are
currently going through the third design review process.
The Company expects to start the site work in the second quarter of 2004.

South Tracy Industrial Park

     South Tracy Industrial Park, LLC, a venture between the Company and EFC, entered into an agreement in 1999 to purchase and develop for industrial use approximately fifty acres of industrial property in the southern part of the City of Tracy. The final subdivision map for Phase 1 of the property has been recorded and the Phase 1 site improvements have been completed and accepted by the City of Tracy. The
Phase 2 final subdivision map was approved by the City of Tracy in the third quarter of 2002 and it is expected that the site work will be completed during the fourth quarter of 2003. Construction of the first industrial building has been completed. The Company has leased approximately 10,000 square feet of the total 29,500 square feet of this building, subject to completion of tenant improvements, and is negotiating with additional tenants. Some of the tenant improvements were completed in the third quarter of 2003, and the remaining tenant improvements are expected to be completed in the fourth quarter of 2003.

Results of Operations

       For the quarter ended September 30, 2003, the Company had net income of $1,377,000, compared to $303,000 for the same period in 2002. The increase in net income resulted primarily from the sale of a higher number of homes at the Glenbriar Estates project and the sale of homes at the Halcyon project.

     For the quarter ended September 30, 2003, the Company closed the sale of 24 homes at the Glenbriar Estates project and 11 homes at the Halcyon project, compared to 7 homes at the Glenbriar Estates project for the same period in 2002. The Company believes the increase in sales of homes is primarily attributable to increased housing demand and lower interest rates.

     Total sales for the quarter ended September 30, 2003 were $17,963,000, resulting in a gross profit of $3,635,000 and a gross profit margin of 20.24%, compared to total sales of $2,757,000, resulting in a gross profit of $727,000 and a gross profit margin of 26.37%, for the same period in 2002.


     Minority interest in joint ventures for the third quarter of 2003 was $2,157,000, compared to $287,000 for the same period in 2002. The increase in minority interest is attributable to increased sales of homes at the Glenbriar Estates project and sales of homes at the Halcyon project.

     Selling expenses for the quarter ended September 30, 2003 were $899,000, which represents 5.00% of revenues for that quarter, compared to $215,000, which represents 7.80% of revenues for the same period in 2002. The increase in selling expenses was primarily due to increased home sales. The decrease in the percentage of revenues represented by selling expenses was primarily due to the fixed nature of some selling expenses.

     General and administrative expenses for the quarter ended September 30, 2003 were $299,000, compared to $259,000 for the same period in 2002, an increase of 13.38%. The increase was primarily due to increased professional fees and other administrative expenses.

     Interest income for the quarter ended September 30, 2003 decreased to $35,000, compared to $170,000 for the same period in 2002. The decrease is attributable to decreases in interest rates.

     The Company expects that the development projects will continue to be profitable. See "BUSINESS - Homebuilding
Industry" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a discussion of general economic conditions and competitive factors that influence the Company's profitability.


Liquidity and Capital Resources

     During the nine months ended September 30, 2003, the Company used liquid assets primarily to fund expenditures in connection with the real estate development projects, debt service, general and administrative expenses and the purchase of government debt securities. The Company met its funding requirements primarily from cash reserves, and from revenues from home sales and construction financing from private sources secured by the homes under construction.

     The Company's primary sources of liquidity will continue to be cash reserves, revenues generated from the real estate development projects and construction financing when appropriate.

     At September 30, 2003, the Company had an aggregate outstanding balance of $557,000 under revolving credit agreements. This note payable will be repaid from the proceeds of home sales. The loan bears interest at the rate of prime
(4.0% at September 30, 2003) plus 0.75% per annum.


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


Outlook

     The Company has closed the sale of four homes at the Halcyon project during the fourth quarter of 2003. Sales contracts for 37 homes at the Glenbriar Estates project and three homes at the Halcyon project are currently pending.
The Company believes that these 40 homes will likely close during the fourth quarter of 2003 and the first quarter of 2004.
The Company expects it will enter into additional sales contracts for homes at the Glenbriar Estates project in the fourth quarter of 2003. As the Company's sales contracts are subject to satisfaction of certain conditions and cancellation by the customer, no assurances can be given that any sales contracts will result in actual closings. See "BUSINESS -
Backlog" in the Company's Annual Report on Form
10-K for the fiscal year ended  December 31, 2002.
In addition, the Company's higher priced home in Atherton, California is currently being marketed for sale. The Company cannot predict when that home will be sold.

     Based on the foregoing, the Company expects sales for the fourth quarter of 2003 to be higher than for the same period in 2002.


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

     In December 2002, the parties stipulated to the use of a special master to manage the two cases under auspices of the court. Discovery is ongoing under the special master.
In May 2003, the court granted a motion, brought by some of the cross-defendants, to disqualify the special master from hearing settlement matters, and the court also appointed a new special master to manage discovery only. Mediation is scheduled to begin in December 2003.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS

                None.





















ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit  Description
               No.

               31.1  Certification of President pursuant to Section
                        302 of the Sarbanes-Oxley Act of 2002.

               31.2  Certification of Principal Financial Officer
                        pursuant to Section 302 of the Sarbanes-Oxley
                        Act of 2002.

               32.1  Certification of President pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002.

               32.2  Certification of Principal Financial Officer
                        pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002.

         (b)          Reports on Form 8-K
                        None
























                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     DOVER INVESTMENTS CORPORATION


Date: November 7, 2003   By:/s/Frederick M. Weissberg
                                                    Frederick M. Weissberg
                                                    Chairman of the Board
                                                    and President

                                          By: /s/Erika Kleczek
                                                     Erika Kleczek
                                                     Principal Financial Officer


























                                EXHIBIT INDEX


Exhibit Number   Description

          31.1            Certification of President pursuant to Section
                             302 of the Sarbanes-Oxley Act of 2002.

          31.2            Certification of Principal Financial Officer
                             pursuant to Section 302 of the Sarbanes-Oxley
                            Act of 2002.

          32.1            Certification of President pursuant to Section
                             906 of the Sarbanes-Oxley Act of 2002.

          32.2            Certification of Principal Financial Officer
                             pursuant to Section 906 of the Sarbanes-Oxley
                            Act of 2002.