Form 10KSB
period 2003-12-31
DOVER INVESTMENTS CORP
filed 2004-03-19
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2003
                                        OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the Class A Common Stock and Class B Common
Stock as of March 1, 2004 was $31,957,749.

The number of shares outstanding of each of the registrant's classes of Common Stock as of March 1, 2004, were as follows:


          Title                                       Shares Outstanding

     Class A Common Stock .......             1,006,089
     Class B Common Stock .......                310,961


           DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement relating to the registrant's 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-KSB.















                     TABLE OF CONTENTS
                                                               Page No.

                                PART I
ITEM 1.      BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

ITEM 2.      PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

ITEM 3.      LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .     9

ITEM 4.      SUBMISSION OF MATTERS TO
                   A VOTE OF SECURITY HOLDERS . . . . . . . . . . .   10


                                PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON
                    EQUITY AND RELATED STOCKHOLDER
                    MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM 6.      MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF PLAN OF OPERATION. . . . . . .     12

ITEM 7.      FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . .   19

ITEM 8.      CHANGES IN AND DISAGREEMENTS
                    WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE. . . . . . . . . . . . .   19

ITEM 8A.     CONTROLS AND PROCEDURES . . . . . . . . . . .    19

                               PART III


ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS
                    OF THE REGISTRANT. . . . . . . . . . . . . . . . . . . . .   20

ITEM 10.     EXECUTIVE COMPENSATION .. . . . . . . . . . . .    20



ITEM 11.     SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT
                     AND RELATED STOCKHOLDER MATTERS. . .  20

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED
                     TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . . . . . . .21


ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS,
                     SCHEDULES  AND REPORTS ON
                     FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

ITEM 14.     PRINCIPAL ACCOUNTANT FEES
                     AND SERVICES. . . . . . . . . . . . . . . . . . . . . . . . . . . 23


APPENDIX A.   CONSOLIDATED FINANCIAL STATEMENTS
                            OF DOVER INVESTMENTS CORPORATION
                            AND SUBSIDIARIES, AND REPORT OF
                            INDEPENDENT CERTIFIED PUBLIC
                            ACCOUNTANTS, DECEMBER 31,
                            2003, 2002 AND 2001






















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

       A California general partnership, Glenbriar Joint Venture ("GJV"), and five California limited liability companies, Glenbriar Venture #2, LLC ("GV #2"), Tracy Residential Venture Partners,
LLC ("TRVP"), Meadowbrook Ventures, LLC ("MV"), Glenbrook
Homes, LLC ("GH") and Meadowbrook Residences, LLC ("MR"), have been formed for development of the Glenbriar Estates project described below; another California limited liability company, South Tracy Industrial Park, LLC ("STIP"), has been formed for development of the South Tracy Industrial Park project described below; another California limited liability company, Halcyon Properties, LLC ("Halcyon"), has been formed for development of the Halcyon project described below; another California limited liability company, Woodview Estates, LLC ("Woodview"), has been formed for development of the Woodview project described below; and another California limited liability company, Marymont, LLC ("Marymont"), has been formed for development of the higher priced home described below. During 2003, the Company and EFC formed one additional California limited liability company, Corral Hollow Properties, LLC ("CHP"), for development of the Corral Hollow project described below.

       For each of the ventures the Company contributes all of the capital, except that for GV #2, EFC contributed 25% of the capital through December 1998. For Marymont, EFC contributed 50% of the additional capital beginning December 2002 through September
2003. In September 2003, the Company acquired EFC's entire equity interest in Marymont. EFC is paid a fee for managing the construction and development of the real estate. For each of the ventures other than GJV, GV #2 and STIP, the management fee is equal to 3% of the sales price of each home that is sold. EFC receives a fixed monthly management fee of $5,000 for managing GJV and GV #2, a fixed monthly management fee of $10,000 for managing STIP and a fixed monthly management fee of $5,000 for managing CHP. The Company
(and EFC, with respect to GV #2) receives a preferred return on equity in the ventures, at an annual rate of 7%. Remaining profits for each venture are split, 50% to the Company and 50% to EFC (or, in the case of GV #2, 25%, 50% or 75% to the Company and the remainder to EFC) according to the governing agreements.


Real Estate Development

       Below is a summary of the Company's major real estate development activities during 2003.


GLENBRIAR ESTATES

       The Company, through its various ventures, continued to develop the Glenbriar Estates project in Tracy, California.

       All of the land owned by the ventures is covered by either vesting tentative subdivision maps or final subdivision maps. The ventures have two model complexes for two product types of homes at Glenbriar Estates, the Glenbrook and the Meadowbrook
Subdivisions. During the third quarter of 2002, the ventures commenced site work to improve an additional 116 lots. During the first quarter of 2003, the ventures completed site work to improve approximately 90 of the 116 lots. Site work to improve the remaining lots is expected to be completed during 2004.
The improvements cannot be completed until after the City of Tracy has completed construction of a water storage tank that is required as part of the development of the Glenbriar Estates project. During 2003, the Company commenced construction of 54 homes on the improved lots, and completed construction of 12 of those 54 homes. During the first quarter of 2004, the Company completed construction of another 8 homes.

       In addition to the 116 lots described above, the ventures formed for the development of the Glenbriar Estates project own 69 fully improved lots, and partially improved land covered by vesting tentative subdivision maps for 106 lots.



HIGHER PRICED HOME

       In September of 1999, the Company entered into a joint venture with EFC to develop a large (approximately 9,600 square feet) higher priced "custom" home in Atherton, California. Construction of the home was completed in December 2001 and the home was placed on the market for sale in January 2002. To date, the venture has not received any attractive offers to buy the higher priced home.
In March 2004, the venture entered into a two-year lease of the home. The Company expects the venture to continue to market the home for sale following the expiration of the lease. In September 2003, the Company acquired EFC's entire equity interest in the venture.
The home is carried on the books at the lower of cost or market value.


SOUTH TRACY INDUSTRIAL PARK

       Through a venture with EFC, the Company has purchased the South Tracy Industrial Park located in Tracy, California. The industrial park consists of approximately 50 gross acres (approximately 33.5 net acres) of land with all site improvements completed. The industrial park has a preliminary site plan for approximately 460,000 square feet of buildings. To date, the venture has completed construction of one building consisting of approximately 29,500 square feet. The venture is currently leasing approximately 12,000 square feet of this building. Development and rental of the industrial park is expected to continue for several years.


OTHER RESIDENTIAL PROPERTIES

       The Company's Halcyon project in San Leandro, California consists of approximately 2.5 acres of land. The Halcyon venture completed construction of 18 homes at the Halcyon project during 2003. Seventeen of the 18 homes were sold in 2003. The last home has been sold in the first quarter of 2004.

       The Company's Woodview project in Novato, California has an approved tentative subdivision map for 20 lots and has received design review approval for 20 single family homes. Final improvement plans and the final subdivision map are pending approval by the City of Novato. The Company expects to start site work during the second quarter of 2004.


       During the fourth quarter of 2003, the Company entered into a venture to purchase and develop approximately 47 acres of land in Tracy, California, known as the Corral Hollow Subdivision. The property is subject to a local "slow growth" measure which is intended to slow residential development within the City of Tracy. The venture's ability to develop the property will depend on its ability to obtain residential growth allocations for the property from the City of Tracy and its ability to obtain sewer and water capacity either from the City of Tracy or by transfer from another property within the City of Tracy. The Company cannot predict if, or when, the venture will succeed in obtaining the required residential growth allocations and sewer and water capacity. Subject to its receipt of the required residential growth allocations and sewer and water capacity, the venture expects to subdivide the property into between 150 and 250 single family lots.


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


Backlog

       The Company has a backlog of homes and lots for which it has entered into sales contracts but which it has not yet delivered. The Company's backlog at December 31, 2003 was approximately 33 homes at an aggregate sales price of approximately $13,898,500. As the Company's sales contracts are subject to certain conditions being satisfied and generally may be cancelled by the customer in the event mortgage financing is unobtainable within a specified period of time, no assurances can be given that homes subject to pending sales contracts will result in closings.


Employees

       The Company currently has five full-time employees, all of whom work at the Company's executive offices in San Francisco, California.




Executive Officer of the Company

       The following is information with respect to the executive officer of the Company who is not also a director of the Company:

       Erika Kleczek - Ms. Kleczek, age 61, has served as the Company's Principal Financial Officer since January 1997 and as the Company's Secretary and Treasurer since February 1991.
Ms. Kleczek served in various managerial positions for the Company and Homestead Savings and Loan Association, a former subsidiary of the Company, from June 1983 to February 1991.


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

       In December 2002, the parties stipulated to the use of a special master to manage the two cases under auspices of the court. In 2003, the court appointed a new special master to manage discovery and hear settlement matters. Discovery is ongoing under the special master. Mediation began in December 2003.

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

       The high and low bid information for 2003 and 2002 are as reported on the over-the-counter market. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.




                                       CLASS A COMMON STOCK
                                                                     High (Ask)          Low (Bid)
Fiscal 2003 Quarter Ended:
       March 31                                                19.250                  14.250
       June 30                                                   20.000                  15.100
       September 30                                         21.000                  17.250
       December 31                                          35.000                  17.500

Fiscal 2002 Quarter Ended:
       March 31                                                20.750                  13.500
       June 30                                                   24.000                  17.500
       September 30                                         21.500                  14.500
       December 31                                          19.400                  14.250

                                            CLASS B COMMON STOCK
                                                                     High (Ask)          Low (Bid)
Fiscal 2003 Quarter Ended:
       March 31                                                22.000                 13.250
       June 30                                                   17.000                 17.000
       September 30                                         19.500                 17.500
       December 31                                          18.500                 18.500

Fiscal 2002 Quarter Ended:
       March 31                                                21.000                 11.800
       June 30                                                   22.500                 11.800
       September 30                                         22.500                 10.000
       December 31                                          22.000                 12.250


Holders
       As of March 1, 2004, there were 243 stockholders of record of the Class A Common Stock and 75 stockholders of record of the Class B Common Stock.


Dividends

       The Company has not paid dividends on the Class A Common
Stock and Class B Common Stock since June 30, 1989 and presently has no intention to pay dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                PLAN OF OPERATION

               The information set forth below and elsewhere in this Annual Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business operations and financial condition.
The words or phrases "can be", "may affect", "may depend", "expect", "believe", "anticipate", "intend", "will", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance.
Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed in this document or in the Company's other public filings, including (i) the impact of the terrorist attacks against the United
States on September 11, 2001, additional terrorist threats or attacks, and war or other military involvement by the United States or others in Iraq or other regions, (ii) changes in general and local economic conditions, (iii) consumer confidence and housing demand,
(iv) competition, (v) government regulations affecting the Company's operations, (vi) the availability and cost of land, materials and labor, (vii) conditions in the capital, credit and homebuilding markets and (viii) the uncertainty of litigation filed against the Company. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.





Results of Operations for the Years Ended December 31,
2003 and 2002

       In the year ended December 31, 2003, the Company closed the sale of 17 homes at the Halcyon project and 70 homes at the Glenbriar Estates project, compared to 36 homes at the Glenbriar Estates project in 2002.

       Total sales for the year ended December 31, 2003 were $40,488,000, resulting in a gross profit of $8,134,000 and a gross profit margin of 20.09%, compared to total sales of $14,038,000, resulting in a gross profit of $3,238,000 and a gross profit margin of 23.07%, for the same period in 2002. The increase in sales resulted primarily from the increased demand for new homes in the Tracy area, with consequent increased sales at the Glenbriar Estates project, and the completion of and sales at the Halcyon project in San Leandro during 2003. The decrease in gross profit margin was primarily due to an impairment charge related to the higher priced Atherton home and to the sale of two homes at the Halcyon project at a reduced sales price, as required under an applicable local affordable housing program.

       During 2003, the Company recorded, based on management's best estimate, a write-down to fair market value of the higher priced home of $613,000. This write down was due to a downturn in the Atherton real estate market for higher priced homes.

       Minority interest in joint ventures for the year ended December 31, 2003 increased to $5,742,000, compared to $1,713,000 for 2002.
The increase in minority interest was attributable to increased sales of homes at the Glenbriar Estates project and sales at the Halcyon project.

       Selling expenses for the year ended December 31, 2003 were $2,490,000, which represents 6.15% of revenues for 2003, compared to $1,202,000, which represents 8.56% of revenues for 2002. The increase in selling expenses was primarily due to increased home sales. The decrease in the percentage of revenues represented by selling expenses was primarily due to the fixed nature of some selling expenses.

       General and administrative expenses for the year ended
December 31, 2003 were $1,336,000, compared to $1,130,000 for 2002, an increase of 15.42% compared to 2002. The increase was primarily due to increased professional fees and other administrative expenses.


       Interest income in 2003 decreased to $236,000, compared to $407,000 in 2002. The decrease was primarily attributable to decreases in interest rates.

       The Company had net income of $2,493,000 for the year ended December 31, 2003, compared to $1,003,000 in 2002.


Results of Operations for the Years Ended December 31,
2002 and 2001

       In the year ended December 31, 2002, the Company closed the sale of 36 homes at the Glenbriar Estates project, compared to 56 homes in 2001.

       Total sales for the year ended December 31, 2002 were $14,038,000, resulting in a gross profit of $3,238,000 and a gross profit margin of 23.07%, compared to total sales of $22,099,000, resulting in a gross profit of $5,922,000 and a gross profit margin of 26.80%, for the same period in 2001. The decrease in sales resulted primarily from the reduced demand for new homes in the Tracy area with consequent reduced sales at the Glenbriar Estates project during the first six months of 2002. The decrease in gross profit was due to an impairment charge related to the higher priced Atherton home.

       During 2002, the Company recorded, in management's best estimate, a write-down to fair market value of the higher priced home of $350,000. This write down was due to the downturn in the real estate market.

       Minority interest in joint ventures for the year ended December 31, 2002 decreased to $1,713,000, compared to $3,336,000 for 2001.
The decrease in minority interest was attributable to decreased sales of homes at the Glenbriar Estates project.

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

       Interest income in 2002 decreased to $407,000, compared to $887,000 in 2001. The decrease was attributable to decreases in interest rates and lower average account balances during the year.

       Gain on sale of SPM, LLC for the year ended December 31, 2002 was $262,000, realized from the sale of the Company's interest in SPM, LLC.

       Other income for the year ended December 31, 2002 was $96,000, compared to $3,000 for 2001, an increase of $93,000 compared to 2001. The increase was due to gain on sale of an automobile, loan fees and miscellaneous income.

        The Company had net income of $1,003,000 for the year ended December 31, 2002, compared to $2,422,000 in 2001.


Liquidity and Capital Resources

       At December 31, 2003, the Company had total assets of $60,721,000, as compared to total assets of $52,137,000 at December 31, 2002. The cost of the Company's property being developed was $31,939,000 in 2003, compared to $30,224,000 in 2002. The increase in the cost of property held for development was primarily due to increased development costs at the Glenbriar Estates, Halcyon and Woodview projects in 2003. Highly liquid assets were $23,845,000 at December 31, 2003, compared to $15,206,000 at
December 31, 2002. The increase in highly liquid assets was primarily attributable to the increase in home sales in 2003 and to the distribution of capital and repayment of indebtedness by the Halcyon venture to the Company in 2003.


       The Company's total liabilities increased to $11,180,000 at December 31, 2003, compared to $5,112,000 at December 31, 2002.
This increase was primarily attributable to increases in notes payable
and the acquisition of land in Tracy, California.   Notes payable
increased to $4,619,000 in 2003, from $1,887,000 in 2002.  The increase was attributable to additional investments in properties due to an increase in activity.

       The increase in additional paid-in capital of $23,000 for the year ended December 31, 2003 was due to issuance of stock.

       During 2003, the Company's primary liquidity needs were related to funding development costs of the Glenbriar Estates, Halcyon and Woodview projects and the higher priced home and interest payments in the amount of $40,000.

       At December 31, 2003, the Company had an aggregate outstanding balance of $4,619,000 under revolving credit agreements. These notes payable are secured by lots and homes under construction and
will be repaid from the proceeds of home and lot sales.   The loans
bear interest at the rate of prime plus 0.75% per annum and have various maturity dates. The Company has contractual obligations of $39,000 related to office space leases for a term of less than one year.

       In the fourth quarter of 2003, the venture formed for development of the Corral Hollow property acquired an option to purchase the Corral Hollow property. The option may be exercised at any time during a period of five years, at a total option exercise price of approximately $3,019,000. The option may be exercised in two steps, with a portion of the property acquired upon the first exercise and the remainder of the property acquired upon the second exercise. The venture has paid an initial option fee and, until the entire option has been exercised, the venture is required to pay a monthly option fee equal to the equivalent of eight percent per annum interest on the unpaid portion of the option exercise price. The venture has the right to terminate the option at any time (without refund of any option fees paid prior to the date of termination).

       The Company's primary sources of liquidity during 2003 were revolving credit agreements and income from operations. The
Company may also borrow funds from time to time for development of real estate projects. The Company expects these sources of liquidity to continue to be available and to be sufficient for operations.


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

Outlook

       The Company has closed the sale of eight homes at the Glenbriar Estates project and one home at the Halcyon project subsequent to December 31, 2003. Sales contracts for 23 homes at the Glenbriar
Estates project are currently pending. The Company believes that these 23 homes will likely close during the remaining portion of the first and the second quarter of 2004. The Company expects it will enter into additional sales contracts for homes at the Glenbriar Estates
project in the first quarter of 2004.   As the Company's sales contracts
are subject to satisfaction of certain conditions and cancellation by the customer, no assurances can be given that any sales contracts will result in actual closings. See "BUSINESS - Backlog" above.

       Based on the foregoing, the Company expects sales for the first quarter of 2004 to be higher than for the same period in 2003. The Company cannot predict how the Company's sales and gross profit for the year ending December 31, 2004 will compare to the sales and
gross profit for 2003.  See "BUSINESS   Competitive Position of
the Company," "  Homebuilding Industry" and "  Government
Regulation and Environmental Matters" above for a discussion of general economic conditions, competitive factors and other factors that influence the Company's sales and profitability.

       The Company expects selling expenses for the year ending
December 31, 2004, expressed as a percentage of revenues for 2004, to remain similar to that percentage for 2003.

       The Company expects general and administrative expenses for the year ending December 31, 2004 to be higher than general and administrative expenses for 2003, due to increased professional fees in connection with the proposal from the Lawrence Weissberg
Revocable Living Trust to take the Company private.  See
"CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below.


Critical Accounting Policies

       The Company's most critical accounting policies mainly involve the use of estimates in the valuation of certain assets and liabilities. In particular, homes held for sale and property held for development are recorded at the lower of cost or fair market value. At December 31, 2003 homes held for sale amounting to $8,100,000, property held for development amounting to $22,385,000 and the South Tracy industrial park amounting to $1,454,000 are recorded at cost, which the Company has estimated to be lower than fair market value. Further, the Company has recorded a warranty reserve of $897,000 at December 31, 2003 to cover warranty expenses incurred subsequent to sales being recorded. Based on historical trends and other information, the Company considers the warranty reserve to be adequate.


Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its majority owned and controlled joint venture and limited liability companies. All significant inter-company transactions are eliminated in consolidation. The Company considers the consolidation process critical due to the number of entities consolidated and the number of elimination entries.


Revenue From and Cost of Home Sales

       The Company recognizes income from home sales upon closing and transfer of title to the buyer. The cost of homes sold includes land, site improvement, development, construction and financing costs and management fees. For each home sold, a reserve equal to one percent of the selling price is established to cover warranty expense incurred subsequent to the home sale. Warranty expenditures are charged to the reserve when paid.
















ITEM 7.  FINANCIAL STATEMENTS

                The following consolidated financial statements of the Company, as set forth on the pages indicated, are filed as part of this report.

Index to Financial Statements
          Report of Independent Certified Public Accountants . . . . . . . . . . . . A-1

          Consolidated Balance Sheets at December 31, 2003 and 2002. . . . . A-2

          Consolidated Statements of Earnings for the Years Ended
             December 31, 2003, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . A-3

          Consolidated Statement of Stockholders' Equity for the
             Years Ended December 31, 2003, 2002 and 2001. . . . . . . . . . . . . A-4

          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2003, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . A-5

          Notes to Consolidated Financial Statements at
             December 31, 2003, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . A-7


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
                ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

                None.


ITEM  8A.   CONTROLS AND PROCEDURES

            (a) The Company's President and the Company's Principal Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this annual report is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

            (b) No significant change was made in the Company's control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                                PART III


ITEM 9.  DIRECTORS AND  EXECUTIVE OFFICERS OF
                THE REGISTRANT


       The Company has adopted a code of ethics applicable to all employees, including the Company's President and Principal Financial Officer. The code of ethics is filed as an exhibit to this Form 10-KSB.

       The remaining information required by this item is incorporated by reference to the information set forth under the caption
"Proposal 1--Election of Directors" contained in the Proxy Statement to be used by the Company in connection with its 2004 Annual Meeting of Stockholders, except for the information regarding the Company's executive officer who is not also a director of the Company, which is included in "BUSINESS --Executive Officers of the Company" above.


ITEM 10.  EXECUTIVE COMPENSATION

           The information required by this item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers and Directors" (other than the information set forth under the caption "-- Equity Compensation Plan Information") contained in the Proxy Statement to be used by the Company in connection with its 2004 Annual Meeting of Stockholders.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS

           The information required by this item is incorporated by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation of
Executive Officers and Directors -- Equity Compensation Plan
Information" contained in the Proxy Statement to be used by the Company in connection with its 2004 Annual Meeting of Stockholders.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS

           The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement to be used by the Company in connection with its 2004 Annual Meeting of Stockholders.


                                              PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
                  AND REPORTS ON FORM 8-K

           (a)  See "FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA" above for a list of the financial statements filed as part of this report. The exhibits listed below are filed with or incorporated into this report.

                  3.1    Restated Certificate of Incorporation and Restated
                           By-Laws of the Company.(1)
                  3.2    Amendment to the Amended and Restated By-Laws
                           of the  Company.
                10.5    Partnership Agreement, Glenbriar Joint Venture,
                           dated January 7, 1994 between GIC Investment
                           Corporation and Westco Community Builders.(1)
                10.7    Form of Nonqualified Stock Option Agreement as
                           of November 16, 1994.(1)
                10.9    Form of Incentive Stock Option Agreement.(1)
                10.10  Form of Nonqualified Stock Option Agreement.(1)
                10.11  Operating Agreement, Tracy Residential Venture
                           Partners, LLC.(2)
                10.14  Lease Agreement, dated October 1, 1997.(3)
                10.15  Sublease Agreement, dated October 1, 1997 between
                           the Company and Wilfred, Inc.(3)
                10.16  1995 Stock Option Plan, as amended. (4)
                10.17  Operating Agreement, Meadowbrook Ventures, LLC.(5)
                10.18  Operating Agreement, South Tracy Industrial
                           Park, LLC.(6)
                10.19  Operating Agreement, SPM, LLC.(6)
                10.20  Stock Option Plan for Nonemployee Directors,
                           as amended and restated. (7)
                10.21  Operating Agreement, Halcyon Properties, LLC.(8)
                10.22  Operating Agreement, Woodview Estates, LLC.(8)
                10.23  Amendments to Partnership Agreements for each of
                           Glenbriar Joint Venture; Glenbriar Venture #2, LLC; Tracy Residential Venture Partners, LLC; Meadowbrook Ventures, LLC; South Tracy Industrial Park, LLC; Halcyon Properties, LLC; and Woodview Estates, LLC.(9)
                10.24  Letter Agreement, dated August 8, 2002, between the
                           Company and SPM, LLC.(10)
                10.25  Operating Agreement, Glenbrook Homes, LLC. (11)
                10.26  Operating Agreement, Meadowbrook
                           Residences, LLC.(11)
                10.27  Operating Agreement, Marymont, LLC.(11)
                10.28  1995 Stock Option Plan, as amended and restated. (12)
                10.29  Stock Option Plan for Nonemployee Directors, as
                           amended and restated. (12)
                10.30  Operating Agreement, Corral Hollow Properties, LLC.
                14.1    Code of Ethics.
                21.1    Subsidiaries of the Company.
                31.1    Certification of President pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002.
                31.2    Certification of Principal Financial Officer pursuant
                           to Section 302 of the Sarbanes-Oxley Act of 2002.
                32.1    Certification of President pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002.
                32.2    Certification of Principal Financial Officer pursuant
                           to Section 906 of the Sarbanes-Oxley Act of 2002.
                   _________________

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

                (4) -   Incorporated by reference to Exhibit 10.16 in the
                          Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1999.
                (5) -   Incorporated by reference to Exhibit 10.17 in the
                          Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 1999.
                (6) -   Incorporated by reference to Exhibits 10.18 and 10.19
                          in the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1999.
                (7) -   Incorporated by reference to Exhibit 10.20 in the
                          Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.
                (8) -   Incorporated by reference to Exhibits 10.21 and 10.22
                          in the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001.
                (9) -   Incorporated by reference to Exhibit 10.22 in the
                          Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002.
                (10) - Incorporated by reference to Exhibit 10.23 in the
                          Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002.
                (11) - Incorporated by reference to Exhibits 10.25, 10.26
                          and 10.27 in the Company's Annual Report on Form 10-K for the Year Ended December 31, 2002.
                (12) - Incorporated by reference to Exhibits 10.28 and
                          10.29 in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2003.


                (b)     No reports on Form  8-K were filed with the Securities
                          and Exchange Commission during the fourth quarter of the year ended December 31, 2003.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 2 -- Ratification of Appointment of Accountants" contained in the Proxy Statement to be used by the Company in connection with its 2004
Annual Meeting of Stockholders.

                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        DOVER INVESTMENTS CORPORATION


Date: March 19, 2004        By:  /s/ Frederick M. Weissberg
                                                       Frederick M.  Weissberg
                                                       Chairman of the Board and
                                                       President


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                         Title                                   Date
/s/ Arnold Addison                                Director                          March 19, 2004
(Arnold Addison)

/s/ John Gilbert                                      Director                          March 19, 2004
(John Gilbert)

/s/ Erika Kleczek                                   Secretary,                        March 19, 2004
(Erika Kleczek)                                     Treasurer and
                                                             Principal
                                                             Financial Officer

/s/ Frederick M. Weissberg                    Director, Chairman        March 19, 2004
(Frederick M. Weissberg)                      Of the Board
                                                              and President

/s/ Will C. Wood                                    Director                          March 19, 2004
(Will C. Wood)



                                      APPENDIX A


             CONSOLIDATED FINANCIAL STATEMENTS
             AND REPORT OF INDEPENDENT CERTIFIED
                            PUBLIC ACCOUNTANTS

       DOVER INVESTMENTS CORPORATION AND SUBSIDIARIES

                             December 31, 2003, 2002 and 2001


               REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Dover Investments Corporation

       We have audited the accompanying consolidated balance sheets of Dover Investments Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Investments Corporation and subsidiaries as of December 31,
2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



GRANT THORNTON LLP

San Francisco, California
February 13, 2004


                   DOVER INVESTMENTS CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                                        December 31,
             (in thousands, except share and per share amounts)
ASSETS                                                                                    2003                 2002
Cash and Cash Equivalents                                                     $23,845             $11,706
   Investments                                                                                 -                    3,500
   Investments in Real Estate
      Homes Held for Sale                                                            8,100                 8,509
      Property Held for Development                                         22,385                21,715
      Industrial Building                                                               1,454                       -
   Notes Receivable                                                                         -                    1,570
   Deferred Tax Asset                                                                 3,158                 3,613
   Other Assets                                                                           1,779                 1,524

            Total Assets                                                               $60,721             $52,137

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accrued Interest and Other Liabilities                                  $ 5,234              $ 2,168
   Notes Payable                                                                         4,619                 1,887
   Minority Interest in Ventures                                                  1,327                 1,057
            Total Liabilities                                                            11,180                5,112
   Stockholders' Equity
   Class A Common Stock, Par Value, $.01 Per Share-
    Authorized 2,000,000 Shares; Issued and Outstanding
    1,006,041 and 1,001,788 Shares at December 31, 2003
    and 2002, respectively                                                                10                     10
   Class B Common Stock, Par Value, $.01 Per Share-
    Authorized 1,000,000 Shares; Issued and Outstanding
    315,569 and 317,072 Shares at December 31, 2003
    and 2002, respectively                                                                  3                       3
   Additional Paid-In Capital                                                     31,331              31,308
   Retained Earnings since January 1, 1993                               18,222               15,729
   Treasury Stock 4,560 Class B Shares at
     December 31, 2003 and 2002                                                   (25)                   (25)
            Total Stockholders' Equity                                           49,541               47,025

   Total Liabilities and Stockholders' Equity                            $60,721             $52,137

        The accompanying notes are an integral part of these financial statements.

                   DOVER INVESTMENTS CORPORATION
           CONSOLIDATED STATEMENTS OF EARNINGS
                                Years ended December 31,
              (in thousands, except share and per share amounts)
                                                                   2003                     2002                  2001
Home Sales                                                $40,488                $14,038            $22,099

Cost of Home Sales                                     25,999                    8,737              12,841
Provision for Impairment in
    Real Estate                                                  613                       350                     -
Minority Interest in Ventures                        5,742                    1,713                3,336

        GROSS PROFIT                                   8,134                    3,238                5,922

Selling Expenses                                           2,490                    1,202                1,272
General and Administrative
    Expenses                                                   1,336                    1,130                1,504
                                                                      3,826                    2,332               2,776

        Income from Operations                        4,308                       906                3,146

Other Income:
   Interest                                                          236                       407                   887
   Gain on Sale of SPM                                        -                         262                      -
   Other                                                                -                           96                      3
        Total Other Income                                   236                       765                  890

Income before Provision for
   Income Taxes                                              4,544                   1,671                4,036
Provision for Income Taxes                            2,051                      668                1,614

        NET INCOME                                     $2,493                 $1,003              $2,422

Basic Earnings Per Share                                $1.90                   $0.76                $2.03
Diluted Earnings Per Share                             $1.87                   $0.75                $2.01
Weighted Average Number of
   Shares Outstanding:
      Basic:                                                1,315,553            1,314,300         1,195,733
      Diluted:                                             1,330,949            1,329,220         1,202,990

            The accompanying notes are an integral part of these financial statements.

                          DOVER INVESTMENTS CORPORATION
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2003, 2002 and 2001
                                             (in thousands)
                                                              Additional                       Treasury
                                  Common Stock   Paid-In         Retained     Stock
                                  Class A Class B  Capital         Earnings     at Cost          Total

Balance at
  January 1, 2001        $ 8         $ 3          $25,447       $12,304      $(25)        $37,737
Re-issuance of
  Treasury Stock            -             -                   15               -              -                   15
Realization of
  Prequasi-
  reorganization
  Net Operating
  Loss Tax Benefits       -             -               2,804               -               -              2,804
Net Income                   -              -                    -             2,422           -              2,422
Balance at
  December 31, 2001    8             3            28,266          14,726        (25)          42,978

Issuance of Stock
  from Stock
  Option Exercise         2             -               1,537                -            -                1,539
Realization of
  Prequasi-
  reorganization
  Net Operating
  Loss Tax Benefits      -              -               1,505               -             -                1,505
Net Income                   -              -                    -             1,003         -                1,003
Balance at
  December 31, 2002    10            3            31,308         15,729        (25)          47,025

Issuance of Stock
  from Stock
  Option Exercises        -              -                   23                 -            -                    23
Net Income                   -              -                    -             2,493          -               2,493
Balance at
  December 31, 2003   $10         $ 3          $31,331       $18,222       $(25)       $49,541

          The accompanying notes are an integral part of this financial statement.

                      DOVER INVESTMENTS CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Years ended December 31,
                                           (in thousands)
                                                                                         2003             2002            2001

Cash Flows from Operating Activities:
  Net Income                                                                  $2,493          $1,003           $2,422
Adjustments to Reconcile Net Income
  to Net Cash Provided by (Used in)
  Operating Activities:
       Deferred Tax Asset                                                      455           (1,684)          (1,929)
       Provision for Impairment in Real Estate                       613                350                  -
       Income Accruing to Minority Interest                       5,742             1,713             3,336
       Tax Benefit of Utilizing Prequasi-
         reorganization Net Operating Losses                           -                1,505             2,804
       Gain on Sale of SPM                                                     -                 (262)                 -
Changes in Assets and Liabilities:
       Homes Held for Sale                                                  (204)               (40)                 -
       Industrial Building                                                   (1,454)                  -                   -
       Property Held for Development                                  (670)          (3,899)           (8,618)
       Notes Receivable                                                      1,570              (685)                937
       Other Assets                                                               (255)              220               (707)
       Accrued Interest and Other Liabilities                       3,066             1,372            (1,142)
Net Cash Provided by (Used in)
  Operating Activities                                                     11,356               (407)          (2,897)
Cash Flow from Investing Activities:
       Purchase of Investments                                                -               (6,000)                -
       Proceed from Sale of SPM                                            -                2,100                  -
       Proceeds from Sale of Investments                            3,500             2,500                  -
Net Cash Provided by (Used in)
  Investing Activities                                                         3,500           (1,400)                 -
Cash Flows from Financing Activities:
       Repayment to Minority Interest
         in Ventures                                                            (5,472)          (1,720)           (3,363)
       Proceeds from Notes Payable                                  11,840             5,533           12,672
       Repayment of  Notes Payable                                   (9,108)        (10,216)          (8,581)
       Exercise of Stock Options                                              23             1,539                 15
Net Cash (Used in) Provided by
  Financing Activities                                                      (2,717)          (4,864)               743
Net Increase (Decrease) in Cash and
  Cash Equivalents                                                          12,139           (6,671)          (2,154)


Cash and Cash Equivalents at
  Beginning of Year                                                        11,706           18,377           20,531
Cash and Cash Equivalents at
  End of Year                                                               $23,845         $11,706         $18,377
Supplemental Cash Flow Activities:
 Cash Paid for Interest,
   Net of Capitalized Interest                                              $ 40              $185                $61
 Cash Paid for Income Taxes                                          $1,437              $295           $1,275
Non-Cash Activity:
Transfer of Property Held for
  Development to Homes Held for Sale                              $  -             $6,971               $ -

            The accompanying notes are an integral part of these financial statements.































             DOVER INVESTMENTS CORPORATION

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001
             (in thousands, except share and per share amounts)

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

       A California general partnership, Glenbriar Joint Venture ("GJV"), and five California limited liability companies, Glenbriar Venture #2, LLC ("GV #2"), Tracy Residential Venture Partners, LLC ("TRVP"), Meadowbrook Ventures, LLC ("MV"), Glenbrook Homes,
LLC ("GH") and Meadowbrook Residences, LLC ("MR"), have been formed for development of the Glenbriar Estates project described below; another California limited liability company, South Tracy Industrial Park, LLC ("STIP"), has been formed for development of the South Tracy Industrial Park project described below; another California limited liability company, Halcyon Properties, LLC ("Halcyon"), has been formed for development of the Halcyon project described below; another California limited liability company, Woodview Estates, LLC ("Woodview"), has been formed for development of the Woodview project described below; and another California limited liability company, Marymont, LLC ("Marymont"), has been formed for development of the higher priced home described below. During 2003, the Company and EFC formed one additional California limited liability company, Corral Hollow Properties, LLC ("CHP"), for development of the
Corral Hollow project described below.

       For each of the ventures the Company contributes all of the capital, except that for GV #2, EFC contributed 25% of the capital through December 1998. For Marymont, EFC contributed 50% of the additional capital beginning December 2002 through September 2003. In September 2003, the Company acquired EFC's entire equity interest in Marymont. EFC is paid a fee for managing the construction and development of the real estate.


             DOVER INVESTMENTS CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL
     STATEMENTS (Continued)
                        December 31, 2003, 2002 and 2001
             (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING
                  POLICIES (continued)

       For each of the ventures other than GJV, GV #2 and STIP, the management fee is equal to 3% of the sales price of each home that is sold. EFC receives a fixed monthly management fee of $5,000 for managing GJV and GV #2, a fixed monthly management fee of $10,000 for managing STIP and a fixed monthly management fee of $5,000 for managing CHP. The Company (and EFC, with respect to GV #2) receives a preferred return on equity in the ventures, at an annual rate of 7%. Remaining profits for each venture are split, 50% to the Company and 50% to EFC (or, in the case of GV #2, 25%, 50% or 75% to the Company and the remainder to EFC) according to the governing agreements.


Use of Estimates

       In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Estimates include, but are not limited to, warranty reserves in the amount of $897.
Actual results could differ from those estimates.


Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its majority owned and controlled joint venture and limited liability companies. All significant inter-company transactions are eliminated in consolidation.




       DOVER INVESTMENTS CORPORATION

      NOTES TO CONSOLIDATED FINANCIAL
      STATEMENTS (Continued)
                  December 31, 2003, 2002 and 2001
     (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING
                  POLICIES (continued)


Investment in Real Estate

       Costs for the development of property and the building of homes held for sale are capitalized during the construction period. Such costs include expenditures for land, land improvements, model homes, capitalized interest, and construction in progress. When a home is sold, the cost of the sale is recognized, which includes land, site development, construction, management fees and financing costs using the specific identification method.

       Investments in real estate are stated at the lower of cost or net realizable value. The Company conducts a review for impairment whenever events or changes in circumstances indicate that the carrying value of its investments in real estate may not be recoverable. Impairment is recognized when estimated expected aggregate undiscounted cash flows are less than the carrying amount of the investment in real estate. To the extent that an impairment has occurred, the excess of the carrying amount of the investment in real estate over its estimated fair value will be charged to operations.

       During 2003 and 2002, the Company identified indicators of possible impairment of one of the homes held for sale. Such indicators included the significant downturn in the Atherton real estate market for higher priced homes. Accordingly, the Company performed asset impairment tests by comparing the book value of this home with the offer and sale prices of comparable homes in the same area. Based on the results, the Company determined that the home held for sale was impaired. A write-down of $350 was recorded in 2002 and a further write-down of $613 was recorded in 2003 in connection with this project, reflecting the amount by which the carrying amount of this asset exceeded its net realizable value.



       DOVER INVESTMENTS CORPORATION

      NOTES TO CONSOLIDATED FINANCIAL
      STATEMENTS (Continued)
                  December 31, 2003, 2002 and 2001
     (in thousands, except share and per share amounts)

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



       DOVER INVESTMENTS CORPORATION

      NOTES TO CONSOLIDATED FINANCIAL
      STATEMENTS (Continued)
                  December 31, 2003, 2002 and 2001
     (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING
                  POLICIES (continued)


Cash and Cash Equivalents

       The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents for purposes of the Statement of Cash Flows. Amounts also include purchased securities, in the amount of $9,500 under agreements to resell (repurchase agreements) with primary securities dealers. Such repurchase agreements are typically overnight investments and collateralized by mortgage-backed certificates which are held on behalf of the Company by the dealers who arrange the transaction.
At December 31, 2003, the weighted average interest rate of such repurchase agreements was 1.06%. The market value of the repurchase agreements approximates cost.


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


Earnings Per Share

       Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock and other dilutive securities.



        DOVER INVESTMENTS CORPORATION

       NOTES TO CONSOLIDATED FINANCIAL
       STATEMENTS (Continued)
                  December 31, 2003, 2002 and 2001
   (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING
                  POLICIES (continued)


Stock Based Compensation

       The Company accounts for stock based awards to employees using the intrinsic value method described in Accounting Principal Board Opinion (APB) No. 25, "Accounting for stock issued to employees" and it's related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

       Had compensation cost for all the plans described in Note G been determined based on the fair value of the options at the grant dates consistent with the methodology prescribed by FAS 123, as amended by FAS 148, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:


















        DOVER INVESTMENTS CORPORATION

       NOTES TO CONSOLIDATED FINANCIAL
       STATEMENTS (Continued)
                  December 31, 2003, 2002 and 2001
   (in thousands, except share and per share amounts)

NOTE A - ORGANIZATION AND ACCOUNTING
                  POLICIES (continued)


                                                                             Year Ended December 31,
                                                                             2003           2002          2001
     Net income:
          As reported                                                 $2,493        $1,003       $2,422
          Stock based compensation expense
            determined under the intrinsic
            value method                                                   -                  -                -
          Stock based compensation expense
            determined under fair value
            based method                                                 (38)           (121)         (316)
          Pro forma                                                    $2,455          $ 882       $2,106
     Basic net earnings per share:
                  As reported                                           $1.90          $0.76         $2.03
                  Pro forma                                                1.87            0.67           1.76
     Diluted net earnings per share:
                 As reported                                            $1.87          $0.75         $2.01
                 Pro forma                                                 1.84            0.66          1.75
<FN


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected life of five years from the date of grant; stock volatility 22% in 2003, 28% in 2002 and 47% in 2001; risk free interest rates, 4.16% in 2003, 3.82% in 2002 and 5.12% in 2001; no dividends are expected.




      DOVER INVESTMENTS CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL
     STATEMENTS (Continued)
              December 31, 2003, 2002 and 2001
  (in thousands, except share and per share amounts)

NOTE A  - ORGANIZATION AND ACCOUNTING
                   POLICIES (continued)


Effect Of New Accounting Standards

       In January 2003, the FASB issued Interpretation No. 46
(or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company.
The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and therefore FIN No. 46 will not impact its financial statements.

       In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to te fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim

      DOVER INVESTMENTS CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL
     STATEMENTS (Continued)
              December 31, 2003, 2002 and 2001
  (in thousands, except share and per share amounts)

NOTE A  - ORGANIZATION AND ACCOUNTING
                   POLICIES (continued)


financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion
No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options.

       In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor's obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operation.









           DOVER INVESTMENTS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL
           STATEMENTS (Continued)
                 December 31, 2003, 2002 and 2001
      (in thousands, except share and per share amounts)


NOTE A  - ORGANIZATION AND ACCOUNTING
                   POLICIES (continued)


       In May 2003, the Financial Accounting Standards Board
("FASB") issued Statement 150,  Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). This statement established principles for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the interim period beginning after June 15, 2003. The initial adoption of SFAS No. 150 did not have a material impact on the financial statements of the Company.


NOTE B - NOTES RECEIVABLE

       On October 9, 2001, the Company extended a line of credit of up to $1,659 to EFC for construction of single family homes solely constructed by EFC. As of December 31, 2003, the loan was repaid in full and the line of credit was closed.











           DOVER INVESTMENTS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL
           STATEMENTS (Continued)
                 December 31, 2003, 2002 and 2001
      (in thousands, except share and per share amounts)

NOTE C  - NOTES PAYABLE

       Notes payable at December 31, are comprised of the following:
                                                                                                      2003                  2002
       Notes Payable, maturing August 12,  2003,
         and bearing interest at prime (4.00% at
         December 31, 2003) plus 0.75%                                         $  -                    $  557
       Notes Payable, maturing April 20, 2003,
         and bearing interest at prime (4.00% at
         December 31, 2003) plus 0.75%.                                            -                     1,330
       Notes Payable, maturing October 8, 2004,
         and bearing interest at prime (4.00% at
         December 31, 2003) plus 0.75%.                                        2,875                      -
       Notes Payable, maturing October 8, 2004,
         and bearing interest at prime (4.00% at
         December 31, 2003) plus 0.75%.                                        1,744                      -
                                                                                                  $4,619               $1,887

       Aggregate principal payments of $4,619 are due through October 8, 2004. All these notes payable are collateralized by Deeds of Trust over property held for development.

       Interest in 2003, 2002 and 2001 amounted to $40, $185 and $61, respectively, and is capitalized as part of property held for development. Capitalized interest is added to the loan balance and is allocated to each home when the home is closed.








           DOVER INVESTMENTS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL
           STATEMENTS (Continued)
                 December 31, 2003, 2002 and 2001
      (in thousands, except share and per share amounts)

NOTE D  - LEASE COMMITMENT

       The Company has an agreement to lease premises that commenced on October 1, 1997 with an initial term ending on September 30, 2002. On November 15, 2001, the Company exercised an option to extend the lease for an additional period of two years ending on September 30, 2004. The Company subleases a portion of the
premises to a related party.   The sublease's share of the lease equals
35% of the total rent and operating costs. Rent and yearly operating cost reimbursements from the sublease were $50 for 2003 compared to $52 for 2002 and $40 for 2001.

     A summary of net minimum lease payments is as follows:
               Year ending December 31,
                           2004                 $39
                           Total                $39

       Rent expenses for the years ended December 31, 2003, 2002 and 2001 totaled $95, $100 and $92 respectively.

NOTE E - INCOME TAXES

       Income tax expenses for the year ended December 31, consists of:
                                      2003            2002            2001
     Current
        Federal                $  960           $ 548          $1,053
        State                        523              299               332
                                   $1,483           $ 847          $1,385
     Deferred
        Federal                 $ 576           $(150)          $  212
        State                          (8)              (29)                17
                                     $ 568          $(179)            $ 229

     Total                      $2,051          $ 668           $1,614

         DOVER INVESTMENTS CORPORATION

         NOTES TO CONSOLIDATED FINANCIAL
         STATEMENTS (Continued)
              December 31, 2003, 2002 and 2001
      (in thousands except share and per share amounts)


NOTE E - INCOME TAXES (continued)


       In 1993, the Company underwent a quasi-reorganization resulting in the elimination of its accumulated deficit and a decrease in additional Paid-in Capital. The subsequent tax benefit of utilization of prequasi-reorganization operating losses are credited to Paid-in Capital.
A tax benefit for 2002 and 2001 of $1,505 and $2,804, respectively, for prequasi-reorganization net operating losses has been credited to Paid-in Capital. At December 31, 2002 all prequasi-reorganization net operating loss tax benefits had been fully recognized and no further tax benefits are available to be credited to Paid-in Capital after that date.


       The following is a reconciliation between the federal statutory rate and the effective rate used for the Company's provision for taxes:
                                                                           2003                     2002
Tax expense at statutory federal
  income tax rate (34%)                                   $1,530                   $ 568
State franchise tax                                                330                        93
Other                                                                    191                         7
Income tax expense                                         $2,051                  $ 668











         DOVER INVESTMENTS CORPORATION

         NOTES TO CONSOLIDATED FINANCIAL
         STATEMENTS (Continued)
              December 31, 2003, 2002 and 2001
      (in thousands except share and per share amounts)


NOTE E - INCOME TAXES (continued)

Net deferred taxes as of  December 31, are as follows:

                                                                           2003                     2002
Deferred tax asset:
Accrued warranty reserve                                $   100                  $   116
AMT credit carry forward                                 2,437                    3,166
Difference between book and tax
   partnership investment                                      445                        201
Accrued expenses                                                  24                            2
Other                                                                    155                       135
                                                                          3,161                    3,620
Deferred tax liability:
Depreciation                                                           (3)                        (7)
Net deferred tax asset                                      $3,158                  $3,613

       Statement of Financial Accounting Standards ("SFAS") No.109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2003, the Company has determined that it is more likely than not that its deferred tax assets will be realized, and accordingly no valuation allowance has been recorded.

       As of December 31, 2002, the Company estimates that the Federal net operating loss carry forwards have been fully utilized.







         DOVER INVESTMENTS CORPORATION

         NOTES TO CONSOLIDATED FINANCIAL
         STATEMENTS (Continued)
              December 31, 2003, 2002 and 2001
      (in thousands except share and per share amounts)


NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company's financial instrument assets and liabilities consist of cash and cash equivalents, notes receivable and long-term debt.
The balance sheet carrying amounts of cash and cash equivalents, notes receivable and debt approximate the estimated fair values.


NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE

       At December 31, 2003, the Company had three stock-based compensation plans. Two of the plans are primarily for employees and the other is for non-employee Directors. The Company applies
APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the plans. The Company has adopted the disclosure only provision pursuant to FAS 123 as amended by FAS 148. Accordingly, since options are issued with an exercise price equal to the fair market value of the Company's stock, no compensation costs have been recognized for the plans.


STOCK OPTION PLAN FOR EMPLOYEES

       The 1995 Stock Option Plan (the "Plan"), was restated and approved by stockholders on May 22, 2003. Under the Restated Plan, 500,000 shares of Class A Common Stock and 500,000 shares of
Class B Common Stock of the Corporation have been reserved for issuance pursuant to the Plan. The aggregate number of shares which may be issued under the Plan shall not exceed 500,000 shares of any combination of shares of Class A Common Stock and Class B Common Stock. Awards may be made under the Plan until January 16, 2007.





          DOVER INVESTMENTS CORPORATION

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS (Continued)
                 December 31, 2003, 2002 and 2001
      (in thousands, except share and per share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE (continued)

       The exercise price for shares subject to the options granted under the Plan is the fair market value of the shares at the date of grant.
The option price per share of a stock option granted to a person who, on the date of such grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company shall not be less than 110% of the fair market value on the date that the option is granted. Options granted under the Plan become exercisable over three years at the rate of approximately 33.333%, each year on each anniversary of the grant date, with full vesting occurring on the third anniversary date. As of December 31, 2003, unexercised options to purchase 61,000 shares were outstanding under the Plan.


STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

       The 1990 Stock Option Plan for Non-employee Directors
(the "Restated Plan"), was restated and approved by stockholders on May 22, 2003. The exercise price for each option granted is the market price of the shares at the date of grant. Options granted under the Restated Plan are exercisable in 50% increments on each anniversary of the grant date, with full vesting occurring on the second anniversary date. All options terminate upon the earliest of (a) thirty days after an optionee ceases to be a director of the Company for any reason other than death, (b) six months after an optionees death or (c) ten years after the date such options were granted.

       The aggregate number of shares which may be issued under the Restated Plan shall not exceed 25,000 shares of Class A
Common Stock.





          DOVER INVESTMENTS CORPORATION

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS (Continued)
                 December 31, 2003, 2002 and 2001
      (in thousands, except share and per share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE (continued)


       The Restated Plan provides that each director who is not an employee of the Company and has not been an employee of the Company for all or any part of the preceding fiscal year automatically receives options to purchase 1000 shares of Class A Common Stock upon their election or appointment as a director of the Company. Thereafter, every year options to purchase 500 shares of Class A Common Stock (subject to adjustment for recapitalization, stock splits and similar events) will automatically be granted to such director, provided, however, that such automatic option grants will be made only if the director (a) has served on the Board of Directors for the entire two preceding fiscal years, (b) is not otherwise an employee of the Company or any subsidiaries on the date of grant and (c) has not been an employee of the Company or any subsidiaries for all or any part of the preceding fiscal years.
As of December 31, 2003, unexercised options to purchase 6,250 shares were outstanding under the Restated Plan. Awards may be made under the Restated Plan until January 16, 2007.


















         DOVER INVESTMENTS CORPORATION

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS (Continued)
                 December 31, 2003, 2002 and 2001
      (in thousands, except share and per share amounts)

NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE (continued)

       A summary of the status of the Company's fixed stock plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below:
                              December 31, 2003      December 31, 2002      December 31, 2001
                                             Weighted                      Weighted                      Weighted
                                               Average                        Average                        Average
                                               Exercise                       Exercise                        Exercise
                              Shares       Price            Shares      Price            Shares      Price
Outstanding
  at beginning
  of year                 68,500       $13.84         166,500    $12.52          167,250   $12.44
Granted                   1,500         18.30           37,500      16.33              1,500     12.30
Cancelled                     -                -             (17,500)     12.10                   -            -
Exercised               (2,750)          8.32       (118,000)     13.03            (2,250)      6.81
Outstanding at
  end of year          67,250          14.16          68,500      13.84          166,500     12.52
Options
  exercisable
  at year end           40,999       $12.71          26,916    $10.76          136,749   $12.66
Weighted-
  average fair
  value of
  options granted
  during the year                        $7.92                           $4.39                            $8.00







            DOVER INVESTMENTS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS (Continued)
                       December 31, 2003, 2002 and 2001
       (in thousands, except share and per share amounts)


NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE (continued)


       The following information applies to options outstanding at
December 31, 2003:
                                           Options  Outstanding                                    Options Exercisable

                            Options          Weighted                                         Options               Weighted
Range of             Outstanding     Average               Weighted           Exercisable         Average
Exercise              at December    Remaining           Average             at December        Exercise
Prices                  31, 2003          Contractual Life   Exercise Price   31, 2003              Price
$ 5.88                      500                2.76                    $ 5.88                     500                   $ 6.22
   9.25 -  9.50        6,000                5.03                       9.38                  6,000                      9.38

 11.00 -11.50      10,500                6.85                     11.02                10,500                    11.02
 12.00 -13.25      10,750                7.18                     12.07                10,750                    12.07
 14.25 -16.00      12,500                8.26                     15.52                  4,416                    15.57
 16.61 -21.00      27,000                9.08                     16.81                  8,833                    16.72

                           67,250                7.87                   $14.16                40,999                  $12.71












            DOVER INVESTMENTS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS (Continued)
                       December 31, 2003, 2002 and 2001
       (in thousands, except share and per share amounts)


NOTE G - COMMON STOCK OPTION PLANS AND
                  EARNINGS PER SHARE (continued)

       The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                                  Year Ended December 31,
                                                           2003                 2002              2001
Net Income                                       $2,493                $1,003          $2,422

Weighted average common
   shares outstanding                         1,315,553           1,314,300     1,195,733
Additional dilutive potential
   common shares                                   15,396                14,920           7,257

Diluted shares outstanding               1,330,949           1,329,220     1,202,990

Net income per share - basic                   $1.90                  $0.76            $2.03

Net income per share - diluted                $1.87                  $0.75            $2.01

Shares excluded from diluted EPS             500                     500        101,000










            DOVER INVESTMENTS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS (Continued)
                       December 31, 2003, 2002 and 2001
       (in thousands, except share and per share amounts)


NOTE H - COMMITMENTS

       Warranty reserves are established for costs that are expected to be incurred after the sale of homes for deficiencies under specific warranty provisions. The warranty reserves are determined as a percentage of revenues based on the actual trend of historical charges incurred over various periods, excluding any significant or infrequent issues that are specifically identified and reserved. The warranty liability is established when it is probable that customers will make claims and when a reasonable estimate of costs can be made.

       The following table summarizes the activity related to warranty reserves for the current fiscal year.

       Warranty reserves at January 1, 2003                $730
       Accruals for warranties                                       354
       Payments                                                           (187)
       Warranty reserves at December 31, 2003          $897




















                                 EXHIBIT INDEX

Exhibit     Description
Number

       3.2       Amendment to the Amended and Restated By-Laws of
                   the  Company.
       10.30   Operating Agreement, Corral Hollow Properties, LLC.
       14.1     Code of Ethics
       21.1     Subsidiaries of the Company.
       31.1     Certification of President pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002.
       31.2     Certification of Principal Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.
       32.1     Certification of President pursuant to Section 906
                     of the Sarbanes-Oxley Act of 2002.
       32.2     Certification of Principal Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.