Form 10KSB/A
period 2003-12-31
DOVER INVESTMENTS CORP
filed 2004-04-07
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    FORM 10-KSB/A
                               (AMENDMENT NO. 1)

(Mark One)
[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2003
                                        OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of each of the registrant's classes of Common Stock as of March 1, 2004, were as follows:

                     Title                               Shares Outstanding

Class A Common Stock ..........                    1,006,089
Class B Common Stock ..........                       310,961


          DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement relating to the registrant's 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-KSB.

                 DOVER INVESTMENTS CORPORATION
                         FORM 10-KSB/A
              FOR THE YEAR ENDED DECEMBER 31, 2003

      This Form 10-KSB/A is being filed solely to add to Item 3 disclosure regarding the status of the lawsuits relating to the Company's Marina Vista project and regarding another lawsuit, which disclosure was inadvertently omitted from the Company's Annual Report on From 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 19, 2004. Other than these changes to Item 3, no other changes are being made to such Form 10-KSB by means of this filing.


ITEM 3.   LEGAL PROCEEDINGS

On June 25, 2002, owners of homes sold by the Company through its venture with Westco Community Builders, Inc. ("WCB") at its Marina Vista project in San Leandro, California, which was completed in February 2000, filed a complaint against the Company in the Superior Court of California in the County of Alameda.
Also on June 25, 2002, the Marina Vista of San Leandro Owners' Association, the homeowners' association for the owners of the homes at the Marina Vista project, filed a complaint against the Company in the same court. In addition to the Company, WCB,
H. F. Properties Ltd., a former subsidiary of the Company, and Westco Marina, Inc., a former subsidiary of WCB, are named as defendants in the complaints. The complaints have been amended to name subcontractors at the Marina Vista project as additional defendants. The complaints allege, among other things, breach of contract, violation of the governing documents of the Marina Vista homeowners' association, negligence, breach of warranty, strict liability, misrepresentation, breach of fiduciary duty and nuisance based on alleged construction defects at the Marina Vista project. The plaintiffs are seeking damages in an unspecified amount for property damage and personal injury, attorneys' fees and expert fees and investigative costs.

      Settlement discussions among the plaintiffs and insurance carriers for the Marina Vista project are ongoing. The Company believes that a tentative settlement has been reached with respect to all claims against the Company, WCB, H. F. Properties Ltd. and Westco Marina, Inc. The Company does not expect the litigation to have any effect on the Company's financial condition and results of operations.

      The Company has received a proposal from The Lawrence Weissberg Revocable Living Trust, the Company's majority stockholder (the "Trust"), to take the Company private in a transaction in which all stockholders of the Company (other than the Trust and others who join the Trust in taking the Company private) would receive $24.50 in cash for each share of the Company (the "Shares") that they own. A special committee of independent directors has been granted the full authority of the Board of Directors of the Company to evaluate the Trust's proposal. The special committee has engaged its own financial advisor and legal counsel in connection with the proposal, and is currently evaluating the proposal. Following the January 27, 2004 announcement of the proposal, a putative class action lawsuit was filed by a stockholder of the Company against the Company, the members of the Board of Directors and the Trust in the Delaware Court of Chancery. The complaint in this action, which purported to be brought on behalf of all of the stockholders of the Company excluding the defendants and their affiliates, generally alleges
(i) breaches of fiduciary duty by the defendants, and (ii) that the defendants, in connection with the Trust's proposal, are pursuing a course of conduct designed to eliminate the public stockholders of the Company in violation of the laws of the State of Delaware. The complaint seeks to enjoin the proposal or, in the alternative, damages in an unspecified amount and rescission in the event that the proposal is consummated. The defendants believe that the allegations of the complaint are without merit and intend to vigorously defend themselves against this lawsuit.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS,
                  SCHEDULES AND REPORTS ON FORM 8-K

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


DOVER INVESTMENTS CORPORATION


Date: April 6, 2004        By:  /s/ Frederick M. Weissberg
                                                  Frederick M.  Weissberg
                                                   Chairman of the Board
                                                    and President































EXHIBIT INDEX

Exhibit No.    Description

31.1                Certification of President pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002.

31.2                Certification of Principal Financial Officer pursuant
                       to Section 302 of the Sarbanes-Oxley Act of 2002.