Form 10QSB
period 2004-03-31
DOVER INVESTMENTS CORP
filed 2004-05-12
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 2004

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

                                       (415) 777-0414
                             (Issuer's telephone number)


The number of shares outstanding of each of the registrant's classes of Common Stock as of April 30, 2004, were as follows:

                      Title                                 Shares Outstanding

Class A Common Stock, $.01 par value....           1,006,089
Class B Common Stock, $.01 par value....              310,961



               DOVER INVESTMENTS CORPORATION
                                          INDEX

                                                                                                         Page
                                                                                                         Number
         PART I    -     FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                as of March 31, 2004 and December 31, 2003 . . . . .        3

                Condensed Consolidated Statements of
                Earnings for the Three Months Ended
                March 31, 2004 and 2003 . . . . . . . . . . . . . . . . . . . .          4

                Condensed Consolidated Statements of
                Cash Flows for the Three Months Ended
                March 31, 2004 and 2003. . . . . . . . . . . . . . . . . . . . .         5

                Notes to Condensed Consolidated Financial
                Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS. . . . . . . . . . . . . .  . . . . . . . . . . . . .     10

Item 3.     CONTROLS AND PROCEDURES . . .  . . . . . . . . . .     16

                PART II    -   OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .       17

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . .       18

Item 6.     EXHIBITS AND REPORTS ON FORM  8-K . . . . .      18

                Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19

                INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . .    20


          PART I   -   FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DOVER INVESTMENTS CORPORATION
           CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)
                                                                             03-31-04           12-31-03
ASSETS                                                                                  (unaudited)
  Cash and Cash Equivalents                                                    $24,774            $23,845
  Investments in Real Estate
     Homes Held for Sale                                                               2,027                8,100
     Property Held for Investment                                                  7,483                1,454
     Property Held for Development                                            21,264              22,385
     Deferred Tax Asset                                                                 3,005                3,158
  Other Assets                                                                               1,097                1,779
         Total Assets                                                                     $59,650            $60,721

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities                                        4,630               5,234
  Notes Payable                                                                             3,459                4,619
  Minority Interest in Ventures                                                     1,541                1,327
         Total Liabilities                                                                   9,630              11,180
Stockholders' Equity
  Class A Common Stock, Par Value $.01 Per Share --
    Authorized 2,000,000 Shares; Issued and Outstanding
      1,006,089 and 1,006,041 Shares at March 31, 2004
      and December 31, 2003, respectively                                         10                     10
  Class B Common Stock, Par Value $.01 Per Share --
    Authorized 1,000,000 Shares; Issued and Outstanding
    310,961 and 315,569 Shares at March 31, 2004
    and December 31, 2003, respectively                                             3                       3
  Additional Paid-In Capital                                                       31,331              31,331
  Retained Earnings                                                                    18,701              18,222
  Treasury Stock, 4,560 Class B Shares at
    March 31, 2004 and December 31, 2003                                     (25)                  (25)
             Total Stockholders' Equity                                            50,020              49,541

Total Liabilities and Stockholders' Equity                               $59,650            $60,721

   The accompanying notes are an integral part of these statements.


              DOVER INVESTMENTS CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          (in thousands, except share and per share amounts)
                                      (unaudited)

                                                                                 Three Months Ended
                                                                                        March 31,
                                                                                 2004                     2003
Home Sales                                                              $8,884                  $6,992

Cost of Home Sales                                                   5,233                    4,014
Minority Interest in Ventures                                    1,771                     1,096

           GROSS PROFIT                                            1,880                     1,882

Selling Expenses                                                          649                        505
General and Administrative Expenses                         548                        312
                                                                                  1,197                        817

           Operating Income                                             683                     1,065
Other Income
    Interest                                                                       56                        115
    Rental Income                                                            42                          -
           Total Other Income                                             98                       115

Income before Provision for Income Taxes                781                     1,180
Provision for Income Taxes                                        302                        497

           NET INCOME                                                $479                     $683

Basic Earnings Per Share                                          $0.36                    $0.52
Diluted Earnings Per Share                                       $0.35                    $0.52
Weighted Average Number of
   Shares Outstanding:
    Basic:                                                                   1,317,050             1,314,300
    Diluted:                                                                1,344,758             1,323,571

              The accompanying notes are an integral part of these statements.




                     DOVER INVESTMENTS CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands, unaudited)

                                                                                              Three Months Ended
                                                                                                      March 31,
                                                                                             2004                   2003
Cash Flows from Operating Activities:
    Net Income                                                                        $479                   $683
    Adjustments to Reconcile Net Income to Net Cash
        Provided by (Used in) Operating Activities:
         Deferred Tax Asset                                                        153                     246
         Income Accruing to Minority Interest                        1,771                  1,096
    Changes in Assets and Liabilities:
         Homes Held for Sale                                                       34                        (8)
         Property Held for Investment                                          10                        -
         Property Held for Development                                 1,121                 (1,064)
         Notes Receivable                                                             -                     1,294
         Other Assets                                                                  682                    (199)
         Accrued Interest and Other Liabilities                         (604)                   (612)
Net Cash Provided by Operating Activities                        3,646                   1,436
Cash Flows from Investing Activities:
       Proceeds from Sale of Investments                                   -                      3,500
Net Cash Provided by Investing Activities                              -                      3,500
Cash Flows from Financing Activities:
       Repayment to Minority Interest in Ventures               (1,557)                      54
       Proceeds from Notes Payable                                       2,106                   4,280
       Repayment of Notes Payable                                      (3,266)                 (3,173)
Net Cash (Used in) Provided by Financing Activities       (2,717)                  1,161
Net Increase in Cash and Cash Equivalents                           929                   6,097
Cash and Cash Equivalents at Beginning of Period          23,845                 11,706
Cash and Cash Equivalents at End of Period                  $24,774               $17,803
Supplemental Disclosure of Cash Flow Activities:
   Cash Paid for Interest, Net of Capitalized Interest              $15                      $14
       Cash Paid for Income Taxes                                          $173                    $717
Transfer of Homes Held for Sale to Property
    Held for Investment                                                       $6,039                     $ -

          The accompanying notes are an integral part of these statements.


          DOVER INVESTMENTS CORPORATION

      Notes to Condensed Consolidated Financial Statements
                                     March 31, 2004
                                          (unaudited)

1.   Basis of Presentation

      The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Dover Investments Corporation and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary to make the financial statements not misleading. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's
Annual Report on Form 10-KSB for the year ended
December 31, 2003.

      In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Estimates include, but are not limited to, warranty reserves in the amount of $932,297. Actual results could differ from those estimates.

      The condensed consolidated financial statements include the accounts of the Company and its majority owned and controlled venture and limited liability companies. All significant inter-company transactions are eliminated in consolidation.

2.   Earnings per Share

      Basic net earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock and other dilutive securities (in thousands, except share amounts):

                                                Three Months Ended March 31,
                                                         2004              2003
Net Income                                       $479              $683
Weighted average common
  shares outstanding                   1,317,050       1,314,300
Additional potentially dilutive
  common shares                             27,708              9,271
Dilutive shares outstanding         1,344,758       1,323,571


3.   Property Held for Development and Homes Held for Sale

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

      Property Held for Development and Homes Held for Sale are stated at the lower of cost or fair value. The Company conducts a review for impairment whenever indicators of impairment exist. Impairment is recognized when estimated expected aggregate discounted cash flows are less than the carrying amount of the Property Held for Development and Homes Held for Sale. To the extent that an impairment has occurred, the excess of the carrying amount of the Property Held for Development and Homes Held for Sale over its estimated fair value will be charged to operations. No impairment has been recorded to operations during this quarter.


4.   Property Held for Investment

      Properties held for investment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the property, which is one to forty years. During the year, a higher priced property was transferred from Homes Held for Sale to Property Held for Investment at the lower of depreciated cost or current net book value.




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

      If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per share would have instead been reported as the pro forma amounts indicated below (in thousands, except per share amounts):








                                                     For the Three Months Ended March 31,
                                                                    2004                      2003
Net income:
   As reported                                              $479                      $683
   Stock based compensation
      expense determined under
      the intrinsic value method                        -                             -
   Stock based compensation
      expense determined under
      fair value based method                           (9)                        (38)
   Pro forma                                               $470                       $645
Basic net earnings per share:
   As reported                                            $0.36                      $0.52
   Pro forma                                                 0.35                        0.49
Diluted net earnings per share:
   As reported                                            $0.35                      $0.52
   Pro forma                                                 0.35                        0.49

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected life of five years from the date of grant; stock volatility 37.4% in 2004 and 30.4% in 2003; risk free interest rates, 3.81% in 2004 and 2003, respectively; no dividends are expected.


8.   Effect Of New Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.
A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company.
The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and therefore FIN No. 46 did not impact its financial statements.

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


Real Estate Development

      Below is a summary of the Company's major real estate development activities during the quarter ended March 31, 2004.

Glenbriar Estates

      The Company, through its various ventures, continued to develop the Glenbriar Estates project in Tracy, California.

      All of the land owned by the ventures is covered by either vesting tentative subdivision maps or final subdivision maps. The ventures have two model complexes for two product types of homes at Glenbriar
Estates, the Glenbrook Subdivision and the Meadowbrook Subdivision.
During the third quarter of 2002, the ventures commenced site work to improve 116 lots in addition to the existing lots available for construction. During the first quarter of 2003, the ventures completed site work to improve approximately 90 of the 116 lots, and site work to improve the remaining lots is expected to be completed in 2004 after the City of Tracy has completed construction of a water storage tank that is required as part of the development of the Glenbriar Estates project.
During 2003, the ventures commenced construction of 54 homes on the improved lots, and completed construction of 12 of those homes.
During the first quarter of 2004, the ventures completed construction of another 19 homes.

      All land developed as part of the Glenbriar Estates project is initially acquired and improved by Glenbriar Venture #2, LLC
("GV #2") or Glenbriar Joint Venture ("GJV"). After the land has been improved, GV #2 or GJV, as applicable, sells the improved land to one of the other ventures formed for development of the Glenbriar Estates project and receives the purchase price in the form of a promissory note from the buying venture. Upon completion of construction and sale of a home on the improved lot, payment is made on the promissory note and GV #2 or GJV makes a distribution of profits to the Company and EFC. Under the governing documents for GJV, profits are allocated 60% to the Company and 40% to EFC.
Under the governing documents for GV #2, the first $2 million of profits realized since the venture's formation are allocated 75% to the Company and 25% to EFC, the second $2 million of profits are allocated 50% to the Company and 50% to EFC, and all additional profits are allocated 25% to the Company and 75% to EFC.
In December 2000, the $2 million threshold was reached and profits began to be allocated 50% to the Company and 50% to EFC.
In September 2003, the $4 million threshold was reached and profits began to be allocated 25% to the Company and 75% to EFC. Profits for GV #2 will continue to be allocated 25% to the Company and 75% to EFC until the completion of development of all land initially acquired and improved by GV #2.

      The lots for all homes sold at the Glenbriar Estates project during the quarter ended March 31, 2004 were initially acquired and improved by GV #2.


Property Held for Investment

      In September of 1999, the Company entered into a joint venture with EFC to develop a large (approximately 9,600 square feet) higher priced "custom" home in Atherton, California. Construction of the home was completed in December 2001 and the home was placed on the market for sale in January 2002. To date, the venture has not received any acceptable offers to buy the higher priced home. In March 2004, the venture entered into a two-year lease of the home. The Company began depreciating the home in April 2004. The
Company expects the venture to continue to market the home for sale following the expiration of the lease. In September 2003, the Company acquired EFC's entire equity interest in the venture.
The home was transferred from Property Held for Sale to Property
Held for Investment at its current carrying value. The property is depreciated over its useful life and is subject to impairment testing under SFAS 144 should any matter indicate an impairment in its carrying value.


Other Residential Properties

      The Company's Halcyon venture completed construction of 18 homes at the Halcyon project in San Leandro, California during 2003. Seventeen of the 18 homes were sold in 2003. The last home was sold in the first quarter of 2004.

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


Results of Operations

      For the quarter ended March 31, 2004, the Company had net income of $479,000, compared to $683,000 for the same period in 2003. The decrease in net income resulted primarily from the distribution to EFC of a higher percentage of profits realized by GV #2 for the quarter ended March 31, 2004 than for the same period in 2003. See "Real Estate Development Glenbriar Estates" above.

      For the quarter ended March 31, 2004, the Company closed the sale of 19 homes at the Glenbriar Estates project, compared to 18 homes for the same period in 2003. The Company has closed the sale of six homes at the Glenbriar Estates project during the initial part of the second quarter of 2004.

      Total sales for the quarter ended March 31, 2004 were $8,884,000, resulting in a gross profit of $1,880,000 and a gross profit margin of 21.16%, compared to total sales of $6,992,000, resulting in a gross profit of $1,882,000 and a gross profit margin of 26.92%, for the same period in 2003. The decrease in gross profit and gross profit margin resulted primarily from the distribution to EFC of a higher percentage of profits realized by GV #2 for the quarter ended
March 31, 2004 than for the same period in 2003.

      Minority interest in the ventures for the first quarter of 2004 was $1,771,000, compared to $1,096,000 for the same period in 2003.
The increase in minority interest is attributable to EFC's increased profit participation in the GV #2 venture.

      Selling expenses for the quarter ended March 31, 2004 were $649,000, which represents 7.31% of revenues for that quarter, compared to $505,000, which represents 7.22% of revenues for the same period in 2003. The increase in selling expenses was primarily due to increased home sales.

      General and administrative expenses for the quarter ended
March 31, 2004 were $548,000, compared to $312,000 for the same period in 2003, an increase of 75.64%. The increase was primarily due to increased professional fees in connection with the proposal by the Lawrence Weissberg Revocable Living Trust to take the Company private. See "CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS" in the Company's Annual Report on Form
10-KSB for the fiscal year ended December 31, 2003.

      Interest income for the quarter ended March 31, 2004 decreased to $56,000, compared to $115,000 for the same period in 2003. The decrease was primarily attributable to decreases in interest rates.

      Rental income for the quarter ended March 31, 2004 was $42,000. The rental income was attributable to the lease of the higher priced home and the leases of the South Tracy industrial building.

      The Company expects that the development projects will continue to be profitable. See "BUSINESS - Homebuilding Industry" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 for a discussion of general economic conditions and competitive factors that influence the Company's profitability.

      The Company expects net income, gross profit and gross profit margin for the second and third quarters of 2004 to be lower than for the same periods in 2003, as a result of the distribution to EFC of a higher percentage of profits realized by GV #2 for the second and third quarters of 2004 than for the same periods in 2003.
See "Real Estate Development Glenbriar Estates" above.


Liquidity and Capital Resources

      During the three months ended March 31, 2004, the Company used liquid assets primarily to fund expenditures in connection with the real estate development projects, debt service, general and administrative expenses and the purchase of government debt securities. The Company met its funding requirements primarily from cash reserves, and from proceeds of home sales and construction financing through private sources secured by the homes under construction.

      The Company's primary sources of liquidity will continue to be revolving credit agreements, income from operations and cash reserves.

      At March 31, 2004, the Company had an aggregate outstanding balance of $3,459,000 under revolving credit agreements. These notes payable will be repaid from the proceeds of home sales. The loans bear interest at the rate of prime plus 0.75% per annum and have various maturity dates.

      Sales contracts for 36 homes at the Glenbriar Estates project are currently pending. As the Company's sales contracts are subject to satisfaction of certain conditions and cancellation by the customer, no assurances can be given that any sales contracts will result in actual closings. See "BUSINESS - Backlog" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.


Litigation

      The Company has been named a defendant in a lawsuit brought by owners of homes sold by the Company at its Marina Vista project in San Leandro and in another lawsuit brought by the Marina Vista of San Leandro Owners' Association. The Company believes that a tentative settlement has been reached with respect to all claims against the Company and does not expect the litigation to have any effect on the Company's financial condition and results of operations.
See "LEGAL PROCEEDINGS" below.

      A putative class action lawsuit has been filed by a stockholder of the Company against the Company, the members of the Board of Directors and The Lawrence Weissberg Revocable Living Trust, the Company's majority stockholder (the "Trust"), in connection with the Trust's proposal to take the Company private.
See "LEGAL PROCEEDINGS" below.


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

      The Company has received a proposal from The Lawrence
Weissberg Revocable Living Trust, the Company's majority stockholder
(the "Trust"), to take the Company private in a transaction in which all stockholders of the Company (other than the Trust and others who join the Trust in taking the Company private) would receive $24.50 in cash for each share of the Company that they own. A special committee of independent directors has been granted the full authority of the Board of Directors of the Company to evaluate the Trust's proposal. The special committee has engaged its own financial advisor and legal counsel in connection with the proposal, and is currently evaluating the proposal. Following the January 27, 2004 announcement of the proposal, a putative class action lawsuit was filed by a stockholder of the Company against the Company, the members of the Board of Directors and the Trust in the Delaware Court of Chancery. The complaint in this action, which purported to be brought on behalf of all of the stockholders of the Company excluding the defendants and their affiliates, generally alleges (i) breaches of fiduciary duty by the defendants, and (ii) that the defendants, in connection with the Trust's proposal, are pursuing a course of conduct designed to eliminate the public stockholders of the Company in violation of the laws of the State of Delaware. The complaint seeks to enjoin the proposal or, in the alternative, damages in an unspecified amount and rescission in the event that the proposal is consummated. The defendants believe that the allegations of the complaint are without merit and intend to vigorously defend themselves against this lawsuit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS

                None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits
                  31.1    Certification of President pursuant to Section
                             302 of the Sarbanes-Oxley Act of 2002.
                  31.2    Certification of Principal Financial Officer pursuant
                             to section 302 of the Sarbanes-Oxley Act of 2002.
                  32.1    Certification of President pursuant to Section
                             906 of the Sarbanes-Oxley Act of 2002.
                  32.2    Certification of Principal Financial Officer pursuant
                             to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)  Reports on Form 8-K

                 On January 27, 2004, the Company furnished a report on Form 8-K dated January 27, 2004, disclosing under
                 Item 9 that the Company had issued a press release announcing that it had received a proposal from the Lawrence Weissberg Revocable Living Trust ("the
                 Trust") to take the Company private in a transaction in which all stockholders of the Company (other than the Trust and others who join the Trust in taking the Company private) would receive $24.50 in cash for each share of the Company that they own.









































                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DOVER INVESTMENTS CORPORATION


Date: May 12, 2004     By:  /s/Frederick M. Weissberg
                                                Frederick M. Weissberg
                                                Chairman of the Board
                                                and President

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