Form 10QSB
period 2004-06-30
DOVER INVESTMENTS CORP
filed 2004-08-12
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

			FORM 10-QSB


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the quarterly period ended June 30, 2004

  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the transition period from      to __

  Commission file number            1-8631


          DOVER INVESTMENTS CORPORATION
  (Exact name of Small Business Issuer as specified in its charter)

     DELAWARE                          94-1712121
State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)        Identification No.)
  100 Spear Street, Suite 520, San Francisco, CA   94105
     (Address of Principal Executive Offices)    (Zip Code)

	             (415) 777-0414
            (Issuer's telephone number)



The number of shares outstanding of each of the registrant's classes of Common Stock as of July 31, 2004, were as follows:


Title				                  Shares Outstanding

Class A Common Stock, $.01 par value.....	    1,006,077
Class B Common Stock, $.01 par value.....		310,961












		DOVER INVESTMENTS CORPORATION
                  INDEX

											Page
											Number
	    PART I    -	FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
	     as of June 30, 2004 and December 31, 2003. . . . . . .  3

	     Condensed Consolidated Statements of Earnings
           for the Three Months and Six Months Ended
           June 30, 2004 and 2003 . . . . . . . . . . . . . . . .  4

           Condensed Consolidated Statements of Cash
           Flows for the Six Months Ended
           June 30, 2004 and 2003. . . . . . . . . . . . . . . . . 5

           Notes to Condensed Consolidated Financial
           Statements. . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OR PLAN OF OPERATIONS  . . . . . . . . . . . . . . . .  9

Item 3.    CONTROLS AND PROCEDURES . . .  . . . . . . . . . . . . 13
			PART II    -	OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . 13

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . 14

Item 6.    EXHIBITS AND REPORTS ON FORM  8-K . . . . . . . . . .  15


	     Signatures . . . . . . . . . . . . . . . . . . . . . . 16

	    INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . 17















	   FINANCIAL INFORMATION
ITEM 1.  PART I   -   FINANCIAL STATEMENTS

            DOVER INVESTMENTS CORPORATION

         CONDENSED CONSOLIDATED BALANCE SHEETS
    (in thousands, except share and per share amounts)


						         06-30-04      12-31-03

ASSETS                                       (unaudited)
  Cash and Cash Equivalents		     	    $23,684        $23,845
  Investments in Real Estate
    Homes Held for Sale			            2,029          8,100
     Property Held for Investment               7,625          1,454
     Property Held for Development		     23,735         22,385
  Deferred Tax Asset                            2,887          3,158
  Other Assets	      				2,313          1,779

          Total Assets  	                $62,273	       $60,721

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other Liabilities	      5,422	         5,234
  Notes Payable     				      6,158          4,619
  Minority Interest in Ventures	              247	         1,327
         Total Liabilities	 		     11,827         11,180

Stockholders' Equity
  Class A Common Stock, Par Value $.01
    Per Share -- Authorized 2,000,000
    Shares; Issued and Outstanding
    1,006,077 and 1,006,041 Shares at
    June 30, 2004 and December 31, 2003,
    respectively                		         10             10
  Class B Common Stock, Par Value $.01
    Per Share -- Authorized 1,000,000
    Shares; Issued and Outstanding
    315,521 and 315,569 Shares at
    June 30, 2004 and December 31, 2003,
    respectively                       		    3              3
 Additional Paid-In Capital                     31,331         31,331
 Retained Earnings 				      19,127         18,222
  Treasury Stock, 4,560 Class B
    Shares at June 30, 2004 and
    December 31, 2003		                     (25)           (25)

Total Stockholders' Equity	                  50,446         49,541

Total Liabilities and Stockholders' Equity     $62,273	  $60,721

	The accompanying notes are an integral part of these statements.






		DOVER INVESTMENTS CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
 (in thousands, except share and per share amounts)
                   (unaudited)

                			Three Months Ended      Six Months Ended
					      June 30,  		    June 30,

	              		 2004         2003    	 2004 	2003

Home Sales		 		$7,847	 $6,799      $16,731     $13,791

Cost of Home Sales		 4,490	  3,980    	   9,723	   7,994
Provision for Impairment
  in Real Estate                  -           500           -          500
Minority Interest in
  Ventures 				 1,671        1,184        3,442       2,280

         GROSS PROFIT    	 1,686        1,135        3,566       3,017

Selling Expenses		         581          479        1,230         984
General and Administrative
  Expenses                       497          307	   1,045         619
				       1,078          786        2,275	   1,603

           Operating Income      608          349        1,291       1,414

Other Income
    Interest   			    46           41          102	     156
    Rental Income                 84            -          126          -
    Other                  	    26            -           26          -
           Total Other Income	   156	     41   	     254	     156

Income before Provision
  for Income Taxes 	         764          390        1,545       1,570
Provision for Income Taxes	   338	    156 	     640	     653

           NET INCOME           $426         $234         $905	    $917

Basic Earnings Per Share	 $0.32        $0.18 	   $0.69	   $0.70
Diluted Earnings Per Share     $0.32	  $0.18	   $0.67       $0.69
Weighted Average Number of
  Shares Outstanding:
    Basic:                    1,317,038    1,314,729   1,317,038   1,314,515
    Diluted:                  1,344,762    1,330,649   1,344,387   1,327,602

		The accompanying notes are an integral part of these statements.









	      DOVER INVESTMENTS CORPORATION
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	               (in thousands)
                       (unaudited)

    								Six Months Ended
                                                     June 30,

	                         	           2004		   2003

Cash Flows from Operating Activities:
  Net Income 						 $905           $917
  Adjustments to Reconcile Net Income
     to Net Cash Provided by (Used in)
     Operating Activities:
   Deferred Tax Asset                             271             94
   Provision for Impairment in
     Real Estate                                   -             500
   Income Accruing to Minority Interest		3,442 	   2,280
Changes in Assets and Liabilities:
   Homes Held for Sale                             32           (129)
   Property Held for Development		     (1,350)        (3,302)
   Notes Receivable                                -           1,570
   Other Assets					       (534)          (195)
   Accrued Interest and Other Liabilities		  188           (587)
Net Cash Provided by Operating Activities       2,954          1,148
Cash Flows from Investing Activities:
   Proceeds from Sale of Investments               -           3,500
   Investments in Property Held for
     Investment                                  (132)            -
Net Cash (Used in) Provided by
  Investing Activities			             (132)         3,500
Cash Flows from Financing Activities:
   Repayment to Minority Interest
     in Ventures                               (4,522)        (2,079)
   Proceeds from Notes Payable                  8,607          7,096
   Repayment of Notes Payable                  (7,068)        (6,758)
   Exercise of Stock Options                       -              10
Net Cash (Used in) Financing Activities	     (2,983)        (1,731)
Net (Decrease) Increase in Cash and
  Cash Equivalents			             (161)	   2,917
Cash and Cash Equivalents at
  Beginning of Period				     23,845         11,706
Cash and Cash Equivalents at
  End of Period				          $23,684        $14,623
Supplemental Disclosure of Cash
  Flow Activities:
   Cash Paid for Interest,
    Net of Capitalized Interest                   $33            $25
   Cash Paid for Income Taxes	                   $453           $630
Transfer of Homes Held for Sale to
  Property Held for Investment 		     $6,039           $ -

     The accompanying notes are an integral part of these statements.



	      DOVER INVESTMENTS CORPORATION

Notes to Condensed Consolidated Financial Statements

                    June 30, 2004
                     (unaudited)


1.	Basis of Presentation

	The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Dover Investments Corporation and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary to make the financial statements not misleading. These financial statements have been prepared in accordance with the instructions to Form
10-QSB and do not include certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

	In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Estimates include, but are not limited to, warranty reserves in the amount of $920,911. Actual results could differ from those estimates.

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

	Basic net earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock and other dilutive securities (in thousands, except share amounts):






                                Three Months Ended	  Six Months Ended
                                        June 30,            June 30,

				            2004	      2003	      2004        2003

Net Income			  	      $426	       $234        $905       $917
Weighted average common
  shares outstanding             1,317,038    1,314,729   1,317,038   1,314,515
Additional potentially
  dilutive common shares            27,724       15,920      27,349      13,087
Dilutive shares outstanding	   1,344,762    1,330,649   1,344,387   1,327,602




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


7.    Stock Option Accounting

      The Company accounts for stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost pertaining to stock options is reflected in the Company's Condensed Consolidated Statement of Earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

      If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation,
" the Company's net income and income per share would have instead been reported as the pro forma amounts indicated below (in thousands, except per share amounts):

                 	              For the Three Months 	 For the Six Months
				            Ended June 30,       Ended June 30,
                 			     2004      2003	   2004	  2003

Net income:
   As reported 		           $426      $234  	   $905       $917
   Stock based compensation
    expense determined under
    the intrinsic value method       -         -	     -          -
   Stock based compensation
    expense determined under
    fair value based method		 (5)       (9)	    (10)       (19)
   Pro forma                       $421      $225  	   $895       $898
Basic net earnings per share:
   As reported			    $0.32     $0.18	  $0.69      $0.70
   Pro forma			     0.31      0.17	   0.67       0.68
Diluted net earnings per share:
   As reported			    $0.32     $0.18	  $0.67      $0.69
   Pro forma        		     0.31      0.17	   0.67       0.68



       The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected life of five years from the date of grant; stock volatility 6.01% in 2004 and 30.4% in 2003; risk free interest rates, 4.73% in 2004 and 3.81% in 2003; no dividends are expected.


8.    Effect Of New Accounting Standards

	In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variables Interest Entities," which was revised in December
2003 ("FIN 46R"). The FIN 46R clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to enterprises that have a variable interest in variable interest entities, and is effective no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any variable interest entities, and therefore FIN 46R did not impact its financial statements.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS
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


Real Estate Development

	Below is a summary of the Company's major real estate development activities during the quarter ended June 30, 2004.

Glenbriar Estates

	The Company, through its various ventures, continued to develop the Glenbriar Estates project in Tracy, California.

	All of the remaining land owned by the ventures is covered by either vesting tentative subdivision maps or final subdivision maps. Final maps for the remaining property with vesting tentative maps are expected to be completed in the third quarter of 2004. The ventures have two model complexes for two product types of homes at Glenbriar Estates, the Glenbrook Subdivision and the Meadowbrook Subdivision. Site work to improve the remaining 98 lots is expected to be completed by the fourth quarter of 2004. During the second quarter of 2004, the ventures completed construction of another 16 homes.

	All land developed as part of the Glenbriar Estates project is initially acquired and improved by Glenbriar
Venture #2, LLC ("GV #2") or Glenbriar Joint Venture ("GJV"). After the land has been improved, GV #2 or GJV, as applicable, sells the improved land to one of the other ventures formed for development of the Glenbriar Estates project and receives the purchase price in the form of a promissory note from the buying venture. Upon completion of construction and sale of a home on the improved lot, payment is made on the promissory note and GV #2 or GJV makes a distribution of profits to the Company and EFC. Under the governing documents for GJV, profits are allocated 60% to the Company and 40% to EFC. Under the governing documents for GV #2, the first $2 million of profits 50% to EFC, and all additional profits are allocated 25% to the Company and 75% to EFC. In December 2000, the $2 million threshold was reached and profits began to be allocated 50% to the Company and 50% to EFC. In September 2003, the $4 million threshold was reached and profits began to be allocated 25% to the Company and 75% to EFC. Profits for GV #2 will continue to be allocated 25% to the Company and 75% to EFC until the completion of development of all land initially acquired and improved by GV #2. For each of the ventures other than GJV and GV #2, profits are allocated 50% to the Company and 50% to EFC.

	The lots for all homes sold at the Glenbriar Estates project during the quarter ended June 30, 2004 were initially acquired and improved by GV #2.


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

	The Company's Woodview project in Novato, California has an approved tentative subdivision map for 20 lots and has received design review approval for 20 single family homes. Final improvement plans and the final subdivision map are pending approval by the City of Novato. The Company expects to start site work during the third quarter of 2004.


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


South Tracy Industrial Park

	Through a venture with EFC, the Company has purchased the South Tracy Industrial Park located in Tracy, California. The industrial park consists of approximately 50 gross acres (approximately 33.5 net acres) of land with all site improvements completed. The industrial park has a preliminary site plan for approximately 460,000 square feet of buildings. To date, the venture has leased approximately 18,000 square feet of this building and expects to commence construction of a second building at the industrial park in the third quarter of 2004. The venture expects to complete construction of the second building in the first quarter of 2005. Development and rental of the industrial park is expected to continue for several years.


Results of Operations

	For the quarter ended June 30, 2004, the Company had net income of $426,000, compared to $234,000 for the same period in 2003. The increase in net income resulted primarily from increases in sales prices.

	For the quarter ended June 30, 2004, the Company closed the sale of 16 homes at the Glenbriar Estates project, and 16 homes for the same period in 2003.

	Total sales for the quarter ended June 30, 2004 were $7,847,000, resulting in a gross profit of $1,686,000 and a gross profit margin of approximately 21.49%, compared to total sales of $6,799,000, resulting in a gross profit of $1,135,000 and a gross profit margin of approximately 16.70%, for the same period in 2003. The increase in the gross profit and gross profit margin resulted primarily from increases in sales prices.

	Minority interest in the ventures for the second quarter of 2004 was $1,671,000, compared to $1,184,000 for the same period in 2003. The increase in minority interest is attributable to increases in sales prices and to EFC's increased profit participation in the GV #2 venture. See "Real Estate
Development-Glenbriar Estates" above.

	Selling expenses for the quarter ended June 30, 2004 were $581,000, which represents approximately 7.40% of revenues for that quarter, compared to $479,000, which represents approximately 7.04% of revenues for the same period in 2003. The increase in selling expenses was primarily due to the fixed nature of some selling expenses.

	General and administrative expenses for the quarter ended
June 30, 2004 were $497,000, compared to $307,000 for the same period in 2003, an increase of approximately 61.89%. The increase was primarily due to increased professional fees in connection with the proposal by the Lawrence Weissberg
Revocable Living Trust to take the Company private.

	Interest income for the quarter ended June 30, 2004 increased to $46,000, compared to $41,000 for the same period in 2003. The increase was primarily attributable to higher average account balances during the quarter.

	Rental income for the quarter ended June 30, 2004 was $84,000. The rental income was attributable to the lease of the higher priced home and the leases of the South Tracy industrial building.

	The Company expects that the development projects will continue to be profitable. See "BUSINESS - Homebuilding Industry" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 for a discussion of general economic conditions and competitive factors that influence the Company's profitability.

	The Company expects net income, gross profit and gross profit margin for the third and fourth quarters of 2004 to be lower than for the same periods in 2003, as a result of the distribution to EFC of a higher percentage of profits realized by GV #2 for the third and fourth quarters of 2004 than for the same periods in 2003. See "Real Estate Development-Glenbriar Estates" above.


Liquidity and Capital Resources

	During the six months ended June 30, 2004, the Company used liquid assets primarily to fund expenditures in connection with the real estate development projects, debt service, general and administrative expenses and the purchase of government debt securities. The Company met its funding requirements primarily from cash reserves, and from proceeds of home sales and construction financing through private sources secured by the homes under construction.

	The Company's primary sources of liquidity will continue to be revolving credit agreements, income from operations and cash reserves.

	At June 30, 2004, the Company had an aggregate outstanding balance of $6,158,000 under revolving credit agreements. These notes payable will be repaid from the proceeds of home sales.
The loans bear interest at the rate of prime plus 0.75% per annum and have various maturity dates.

	Sales contracts for 54 homes at the Glenbriar Estates project are currently pending. As the Company's sales contracts are subject to satisfaction of certain conditions and cancellation by the customer, no assurances can be given that any sales contracts will result in actual closings. See "BUSINESS -
Backlog" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.


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

      Two putative class action lawsuits have been filed by stockholders of the Company against the Company, the members of the Board of Directors and The Lawrence Weissberg Revocable Living Trust, the Company's majority stockholder (the "Trust"), in connection with the Trust's proposal to take the Company private. See "LEGAL PROCEEDINGS" below.

	Going Private Proposal

	On August 6, 2004, the Company received a revised proposal from the Trust to take the Company private in a transaction pursuant to which the Trust would acquire all the outstanding shares of common stock not held by it or those who join the Trust in taking the Company private. The revised proposal increases the cash purchase price offered by the Trust from $24.50 per share to $30.50 per share.


ITEM 3.   CONTROLS AND PROCEDURES

(a) The Company's President and the Company's Principal Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that, as of that date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) No significant change was made in the Company's control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II   -	OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS

	On June 25, 2002, owners of homes sold by the Company through its venture with Westco Community Builders, Inc. ("WCB") at its Marina Vista project in San Leandro, California, which was completed in February 2000, filed a complaint against the Company in the Superior Court of California in the County of Alameda. Also on June 25, 2002, the Marina
Vista of San Leandro Owners' Association, the homeowners' association for the owners of the homes at the Marina Vista project, filed a complaint against the Company in the same court. In addition to the Company, WCB, H. F. Properties Ltd., a former subsidiary of the Company, and Westco Marina, Inc., a former subsidiary of WCB, are named as defendants in the omplaints. The complaints have been amended to name subcontractors at the Marina Vista project as additional defendants. The complaints allege, among other things, breach of contract, violation of the governing documents of the Marina Vista homeowners' association, negligence, breach of warranty, strict liability, misrepresentation, breach of fiduciary duty and nuisance based on alleged construction defects at the Marina Vista project. The plaintiffs are seeking damages in an unspecified amount for property damage and personal injury, attorneys' fees and expert fees and investigative costs.

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

      The Company has received a proposal from The Lawrence Weissberg Revocable Living Trust, the Company's majority stockholder (the "Trust"), to take the Company private in a transaction in which all stockholders of the Company (other than the Trust and others who join the Trust in taking the Company private) would receive $30.50 in cash for each share of the Company that they own. A special committee of independent directors has been granted the full authority of the Board of Directors of the Company to evaluate the Trust's proposal. The special committee has engaged its own financial advisor and legal counsel in connection with the proposal, and is currently evaluating the proposal. Following the January 27, 2004 initial announcement of the proposal, two putative class action lawsuits were filed by stockholders of the Company against the Company, the members of the Board of Directors and the Trust in the Delaware Court of Chancery. The complaint in both Chiareza v.
Dover Investments Corporation et al and Raider v.
Frederick M. Weissberg et. al, which are purported to be brought on behalf of all of the stockholders of the Company excluding the defendants and their affiliates, generally allege (i) breaches of fiduciary duty by the defendants, and (ii) that the defendants, in connection with the Trust's proposal, are pursuing a course of conduct designed to eliminate the public stockholders of the Company in violation of the laws of the State of Delaware. The complaints seek to enjoin the proposal or, in the alternative, damages in an unspecified amount and rescission in the event that the proposal is consummated. The defendants believe that the allegations of the complaints are without merit and intend to vigorously defend themselves against these lawsuits.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS

       On May 20, 2004, the Company held its annual meeting of stockholders for the purpose of electing directors and ratifying the appointment of Grant Thornton LLP as the Company's independent public accountant for the year ending
December 31, 2004.

       All of the Company's nominees were elected directors as follows: Will C. Wood, 932,275 votes for, 32,405 votes withheld and 41,397 broker non-votes; Arnold Addison 2,928,920 votes for, 121,330 votes withheld and 59,360 broker non-votes; John Gilbert 2,928,920 votes for, 121,330 votes withheld and 59,360 broker non-votes; and Frederick M. Weissberg 2,927,980 votes for, 122,270 votes withheld and 59,360 broker non-votes. The proposal to ratify the appointment of Grant Thornton LLP as the Company's independent public accountant for the year ended December 31, 2004, was approved with 3,882,281 votes for, 130,399 votes against, 2,250 votes abstaining and 100,757 broker non-votes.


















ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
  3.1	    Restated Certificate of Incorporation
      	    of the Company.
  3.2	    Amended and Restated By-Laws of the
        	    Company.
 10.1     Form of Indemnification Agreement between
       	    the Company and its Directors and Officers.
 31.1     Certification of Principal Executive Officer
        	    pursuant to Section 302 of the Sarbanes-
         	    Oxley Act of 2002.
 31.2     Certification of Principal Financial Officer
	    	    pursuant to Section 302 of the Sarbanes-Oxley
	    	    Act of 2002.
 32.1     Certification of Principal Executive Officer
                pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002.
 32.2     Certification of Principal Financial
                Officer pursuant to Section 906 of the
	          Sarbanes-Oxley Act of 2002.


(b) 		    Reports on Form 8-K

		    None.































					SIGNATURES


	Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					DOVER INVESTMENTS CORPORATION


Date: August 12, 2004   By:/s/Frederick M. Weissberg
		                  Frederick M. Weissberg
                              Chairman of the Board
					and President

				 By:/s/Erika Kleczek                 							        Erika Kleczek
                                Principal Financial
                                Officer




































	EXHIBIT INDEX


Exhibit Number  Description

	  3.1	    Restated Certificate of Incorporation
                of the Company.
	  3.2	    Amended and Restated By-Laws of the
                Company.
       10.1 Form of Indemnification Agreement between the Company and its Directors and Officers.
       31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-
                Oxley Act of 2002.
       31.2     Certification of Principal Financial Officer
	          pursuant to Section 302 of the Sarbanes-Oxley
	          Act of 2002.
       32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002.
       32.2     Certification of Principal Financial
                Officer pursuant to Section 906 of the
	          Sarbanes-Oxley Act of 2002.