Form 10QSB
period 2004-09-30
DOVER INVESTMENTS CORP
filed 2004-11-10
CIK 48272

U.S. SECURITIES AND EXCHANGE COMMISSION
   Washington, DC  20549

            	FORM 10-QSB

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the quarterly period ended September 30, 2004

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

   For the transition period from    to ___

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

														The number of shares outstanding of each of the
registrant's classes of Common Stock as of October 31, 2004, were as follows:

Title				                  Shares Outstanding

Class A Common Stock, $.01 par value....	     1,013,597
Class B Common Stock, $.01 par value....		 303,441















DOVER INVESTMENTS CORPORATION
      INDEX

									Page
									Number

	  PART I    -	FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
	  as of September 30, 2004 and December 31, 2003. .  3

	  Condensed Consolidated Statements of Earnings
        for the Three Months and Nine Months Ended
        September 30, 2004 and 2003 . . . . . . . . . . .  4

	  Condensed Consolidated Statements of Cash
        Flows for the Nine Months Ended
        September 30, 2004 and 2003. . . . . . . . . . . . 5

        Notes to Condensed Consolidated Financial
        Statements. . . . . . . . . . . . . . . . . . . .  6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATIONS  . . . . . . . . . . . . .   9

Item 3. CONTROLS AND PROCEDURES . . .  . . . . . . . . .  16

	  PART II    -	OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . .  16

Item 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS . . . . . . . . . . . . . . . .  18

Item 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . .  19


	  Signatures . . . . . . . . . . . . . . . . . . .  20

	  INDEX OF EXHIBITS . . . . . . . . . . . . . . . . 21















        PART I   -   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

            DOVER INVESTMENTS CORPORATION

        CONDENSED CONSOLIDATED BALANCE SHEETS
   (in thousands, except share and per share amounts)

                                       09-30-04	      12-31-03
ASSETS                                (unaudited)
  Cash and Cash Equivalents		    $22,343        $23,845
  Investments in Real Estate
    Homes Held for Sale				2,052          8,100
    Property Held for Investment          7,558          1,454
    Property Held for Development	     25,457         22,385
    Deferred Tax Asset                    2,775          3,158
    Other Assets	      			2,020          1,779

          Total Assets  	          $62,205	       $60,721

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued Interest and Other
   Liabilities				    $ 5,495	       $ 5,234
  Notes Payable     			      4,629	         4,619
  Minority Interest in Ventures	        507	         1,327
         Total Liabilities	           10,631         11,180

Stockholders' Equity
  Class A Common Stock, Par Value $.01
   Per Share - Authorized 2,000,000
   Shares; Issued and Outstanding
   1,006,077 and 1,006,041 Shares at
   September 30, 2004 and December 31,
   2003, respectively                	   10             10
  Class B Common Stock, Par Value $.01
   Per Share - Authorized 1,000,000
   Shares; Issued and Outstanding
   315,521 and 315,569 Shares at
   September 30, 2004 and December 31,
   2003, respectively                         3              3
  Additional Paid-In Capital             31,331         31,331
  Retained Earnings 			     20,255         18,222
  Treasury Stock, 4,560 Class B
   Shares at September 30, 2004 and
   December 31, 2003		              (25)           (25)

Total Stockholders' Equity	           51,574         49,541

	Total Liabilities and
        Stockholders' Equity 		    $62,205	       $60,721

	The accompanying notes are an integral part of these statements.





	      DOVER INVESTMENTS CORPORATION

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
 (in thousands, except share and per share amounts)
                    (unaudited)


 		               Three Months Ended   Nine Months Ended
				       September 30,  	   September 30,
				   2004         2003     2004 	 2003

Home Sales			 $13,179	 $17,963    $29,910    $31,754

Cost of Home Sales	   7,694	  12,171     17,417     20,165
Provision for
  Impairment in
  Real Estate                 -           -          -         500
Minority Interest
  in Ventures 		   2,964       2,157      6,406      4,437

     GROSS PROFIT    	   2,521       3,635      6,087      6,652

Selling Expenses		     744         899      1,974      1,883
General and
  Administrative
  Expenses                   365         299	  1,410        918
		               1,109       1,198      3,384      2,801

     Operating Income      1,412       2,437      2,703      3,851

Other Income
  Interest   		      60          35        162	   191
  Rental Income               89           -        215         -
  Other                  	 -           2         26          2
     Total Other Income      149          37        403	   193

Income before Provision
  for Income Taxes 	   1,561       2,474      3,106      4,044
Provision for
  Income Taxes		     433	   1,097 	  1,073	 1,750

     NET INCOME           $1,128      $1,377     $2,033     $2,294

Basic Earnings
  Per Share                $0.86       $1.05 	  $1.54	 $1.74
Diluted Earnings
  Per Share                $0.84	   $1.04	  $1.51      $1.73
Weighted Average
  Number of Shares
  Outstanding:
    Basic:             1,317,038   1,316,099   1,317,038   1,315,049
    Diluted:           1,350,102   1,330,077   1,346,478   1,328,141


The accompanying notes are an integral part of these statements.


	  	DOVER INVESTMENTS CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            	(in thousands)
                   (unaudited)
													    				                      Nine Months Ended
                                                September 30,
				                     2004		2003
Cash Flows from Operating Activities:
 Net Income 				       $2,033         $2,294
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
 Deferred Tax Asset                           383            446
 Provision for Impairment in
  Real Estate                                  -             500
 Income Accruing to Minority Interest	  6,406 	     4,437
Changes in Assets and Liabilities:
 Homes Held for Sale                            9           (108)
 Property Held for Development		 (3,072)         3,223
 Notes Receivable                              -           1,570
 Other Assets					   (241)           362
Accrued Interest and Other Liabilities        261           (454)
Net Cash Provided by Operating Activities   5,779         12,270

Cash Flows from Investing Activities:
 Proceeds from Sale of Investments             -           3,500
 Investments in Property Held for
  Investment                                  (65)            -
Net Cash (Used in) Provided by
  Investing Activities			          (65)         3,500

Cash Flows from Financing Activities:
 Repayment to Minority Interest
  in Ventures                              (7,226)        (4,184)
 Proceeds from Notes Payable               13,839          7,096
 Repayment of Notes Payable               (13,829)        (8,426)
 Exercise of Stock Options                     -              23
Net Cash (Used in) Financing Activities	 (7,216)        (5,491)
Net (Decrease) Increase in Cash
  and Cash Equivalents			       (1,502)	    10,279
Cash and Cash Equivalents at
  Beginning of Period				 23,845         11,706
Cash and Cash Equivalents at
  End of Period				      $22,343        $21,985
Supplemental Disclosure of Cash
  Flow Activities:
   Cash Paid for Interest, Net of
    Capitalized Interest                      $59            $47
   Cash Paid for Income Taxes	               $603           $630
Transfer of Homes Held for Sale
  to Property Held for Investment 		 $6,039           $ -

     The accompanying notes are an integral part of these statements.


		DOVER INVESTMENTS CORPORATION

Notes to Condensed Consolidated Financial Statements

                  September 30, 2004
                      (unaudited)


1.	Basis of Presentation

	The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Dover Investments Corporation and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary to make the financial statements not misleading. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

	In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Estimates include, but are not limited to, warranty reserves in the amount of $989,229. Actual results could differ from those estimates.

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


2.    Earnings per Share

      Basic net earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock and other dilutive securities (in thousands, except share amounts):







                           Three Months Ended	 Nine Months Ended
                              September 30,         September 30,
				  2004           2003	    2004         2003
Net Income			 $1,128         $1,377     $2,033       $2,294
Weighted average
 Common shares
 outstanding          1,317,038      1,316,099  1,317,038    1,315,049
Additional
 potentially
 dilutive common
 shares                  33,064         13,978     29,440       13,092
Dilutive shares
 outstanding	    1,350,102	 1,330,077  1,346,478    1,328,141


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

4.    Property Held for Investment

	Properties held for investment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the property, which is one to forty years. During 2004, a higher priced property was transferred from Homes Held for Sale to Property Held for Investment at the lower of depreciated cost or current net book value.

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

      If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and income per share would have instead been reported as the pro forma amounts indicated below (in thousands, except per share amounts):

          	           For the Three Months    For the Nine Months
				Ended September 30,     Ended September 30,
                         2004        2003	       2004	       2003
Net income:
 As reported            $1,128      $1,377      $2,033      $2,294
   Add: Stock based
    compensation
    expense under the
    intrinsic value
    method                  -           -		    -           -
   Less: Stock based
    compensation
    expense under
    fair value based
    method		          (5)         (9)	   (15)        (28)
   Pro forma            $1,123      $1,368  	$2,018      $2,266
Basic net earnings
  per share:
   As reported		 $0.86       $1.05  	 $1.54       $1.74
   Pro forma		  0.85        1.04	  1.53        1.72
Diluted net earnings
per share:
   As reported		 $0.84       $1.04	 $1.51       $1.73
   Pro forma        	  0.83        1.03	  1.50        1.71

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions: expected life of five years from the date of grant; stock volatility 27.1% in 2004 and 30.4% in 2003; risk free interest rates, 4.13% in 2004 and 3.81% in 2003; no dividends are expected.


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


Real Estate Development

	Below is a summary of the Company's major real estate development activities during the quarter ended
September 30, 2004.

Glenbriar Estates

	The Company, through its various ventures, continued to develop the Glenbriar Estates project in Tracy, California.

	All of the remaining land owned by the ventures is covered by either vesting tentative subdivision maps or final subdivision maps. Final maps for the remaining property with vesting tentative maps are expected to be completed in the fourth quarter of 2004. The ventures have two model complexes for two product types of homes at Glenbriar Estates, the Glenbrook Subdivision and the Meadowbrook Subdivision. Site work to improve the remaining 98 lots is expected to be completed by the fourth quarter of 2004. During the third quarter of 2004, the ventures completed construction of another 27 homes.

	All land developed as part of the Glenbriar Estates project is initially acquired and improved by Glenbriar Venture #2, LLC
("GV #2") or Glenbriar Joint Venture ("GJV"). After the land has been improved, GV #2 or GJV, as applicable, sells the improved land to one of the other ventures formed for development of the Glenbriar Estates project and receives the purchase price in the form of a promissory note from the buying venture. Upon completion of construction and sale of a home on the improved lot, payment is made on the promissory note and GV #2 or GJV makes a distribution of profits to the Company and EFC. Under the governing documents for GJV, profits are allocated 60% to the Company and 40% to EFC. Under the governing documents for GV #2, the first $2 million of profits realized since the venture's formation are allocated 75% to the Company and 25% to EFC, the second $2 million of profits are allocated 50% to the Company and 50% to EFC, and all additional profits are allocated 25% to the Company and 75% to EFC. In December 2000, the $2 million threshold was reached and profits began to be allocated 50% to the Company and 50% to EFC. In September 2003, the $4 million threshold was reached and profits began to be allocated 25% to the Company and 75% to EFC. Profits for GV #2 will continue to be allocated 25% to the Company and 75% to EFC until the completion of development of all land initially acquired and improved by GV #2. For each of the ventures other than GJV and GV #2, profits are allocated 50% to the Company and 50% to EFC.
	The lots for all homes sold at the Glenbriar Estates project during the quarter ended September 30, 2004 were initially acquired and improved by GV #2.


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

	The Company's Woodview project in Novato, California has an approved tentative subdivision map for 20 lots and has received design review approval for 20 single family homes. Final improvement plans and the final subdivision map are pending approval by the City of Novato. The Company expects to start site work during the fourth quarter of 2004.


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


South Tracy Industrial Park

	Through a venture with EFC, the Company has purchased the South Tracy Industrial Park located in Tracy, California. The industrial park consists of approximately 50 gross acres (approximately 33.5 net acres) of land with all site improvements completed. The industrial park has a preliminary site plan for approximately 460,000 square feet of buildings. To date, the venture has leased approximately 24,000 square feet of this building and has commenced construction on a second building at the industrial park in the third quarter of 2004. The venture expects to complete construction of the second building in the first quarter of 2005. Development and rental of the industrial park is expected to continue for several years.


Results of Operations

Comparison of Quarter Ended September 30, 2004
and September 30, 2003

	For the quarter ended September 30, 2004, the Company had net income of $1,128,000, compared to $1,377,000 for the same period in 2003. The decrease in net income resulted primarily from the distribution to EFC of a higher percentage of profits realized by GV #2 for the quarter ended September 30, 2004 than for the same period in 2004. See "Real Estate Development-Glenbriar Estates" above.

	For the quarter ended September 30, 2004, the Company closed the sale of 27 homes at the Glenbriar Estates project, compared to 24 homes at the Glenbriar Estates project and 11 homes at the Halcyon project for the same period in 2003.

	Total sales for the quarter ended September 30, 2004 were $13,179,000, resulting in a gross profit of $2,521,000 and a gross profit margin of approximately 19.13%, compared to total sales of $17,963,000, resulting in a gross profit of $3,635,000 and a gross profit margin of approximately 20.24%, for the same period in 2003. The decrease in gross profit and gross profit margin resulted primarily from decreases in sales and from the distribution to EFC of a higher percentage of profits realized by GV #2 for the quarter ended September 30, 2004 than for the same period in 2003.

	Minority interest in the ventures for the third quarter of 2004 was $2,964,000, compared to $2,157,000 for the same period in 2003. The increase in minority interest is attributable to EFC's increased profit participation in the GV #2 venture.

	Selling expenses for the quarter ended September 30, 2004 were $744,000, which represents approximately 5.65% of revenues for that quarter, compared to $899,000, which represents approximately 5.00% of revenues for the same period in 2003. The decrease in selling expenses was primarily due to the fixed nature of some selling expenses.

	General and administrative expenses for the quarter ended September 30, 2004 were $365,000, compared to $299,000 for the same period in 2003, an increase of approximately 22.07%. The increase was primarily due to increased professional fees in connection with the proposal by the Lawrence Weissberg Revocable Living Trust to take the Company private.

	Interest income for the quarter ended September 30, 2004 increased to $60,000, compared to $35,000 for the same period in 2003. The increase was primarily attributable to higher average account balances during the quarter.

	Rental income for the quarter ended September 30, 2004 was $89,000. The rental income was attributable to the lease of the higher priced home and the leases of the South Tracy industrial building.

	The Company expects that the development projects will continue to be profitable. See "BUSINESS - Homebuilding Industry" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 for a discussion of general economic conditions and competitive factors that influence the Company's profitability.

	The Company expects net income, gross profit and gross profit margin for the fourth quarter of 2004 to be lower than for the same periods in 2003, as a result of the distribution to EFC of a higher percentage of profits realized by GV #2 for the third and fourth quarters of 2004 than for the same periods in 2003. See "Real Estate Development-Glenbriar Estates" above.


Comparison of Nine Months Ended September 30, 2004
and September 30, 2003

	For the nine months ended September 30, 2004, the Company had net income of $2,033,000, compared to $2,294,000 for the same period in 2003. The decrease in net income resulted primarily from the distribution to EFC of a higher percentage of profits realized by GV #2 for the nine months ended September 30, 2004 than for the same period in 2003. See "Real Estate Development-Glenbriar Estates" above.

	For the nine months ended September 30, 2004, the Company closed the sale of 62 homes at the Glenbriar Estates project, compared to 58 homes at the Glenbriar Estates project and 11 homes at the Halcyon project for the same period in 2003.

	Total sales for the nine months ended September 30, 2004 were $29,910,000, resulting in a gross profit of $6,087,000 and a gross profit margin of approximately 20.35%, compared to total sales of $31,754,000, resulting in a gross profit of $6,652,000 and a gross profit margin of approximately 20.95%, for the same period in 2003. The decrease in gross profit and gross profit margin resulted primarily from decreases in sales and from the distribution to EFC of a higher percentage of profits realized by GV #2 for the nine months ended September 30, 2004 than for the same period in 2003.

	Minority interest in the ventures for the nine months of 2004 was $6,406,000, compared to $4,437,000 for the same period in 2003. The increase in minority interest is attributable to EFC's increased profit participation in the GV #2 venture.


	Selling expenses for the nine months ended September 30, 2004 were $1,974,000, which represents approximately 6.60% of revenues for that period, compared to $1,883,000, which represents approximately 5.93% of revenues for the same period in 2003. The increase in selling expenses was primarily due to the fixed nature of some selling expenses.

	General and administrative expenses for the nine months ended September 30, 2004 were $1,410,000, compared to $918,000 for the same period in 2003, an increase of approximately 53.59%. The increase was primarily due to increased professional fees in connection with the proposal by the Lawrence Weissberg Revocable Living Trust to take the Company private.

	Interest income for the nine months ended September 30, 2004 decreased to $162,000, compared to $191,000 for the same period in 2003. The decrease was primarily attributable to decreases in interest rates.

	Rental income for the nine months ended September 30, 2004 was $215,000. The rental income was attributable to the lease of the higher priced home and the leases of the South Tracy industrial building.


Liquidity and Capital Resources

	During the nine months ended September 30, 2004, the Company used liquid assets primarily to fund expenditures in connection with the real estate development projects, debt service, general and administrative expenses and the purchase of government debt securities. The Company met its funding requirements primarily from cash reserves, and from proceeds of home sales and construction financing through private sources secured by the homes under construction.

	The Company's primary sources of liquidity will continue to be revolving credit agreements, income from operations and cash reserves.

	At September 30, 2004, the Company had an aggregate outstanding balance of $4,629,000 under revolving credit agreements. These notes payable will be repaid from the proceeds of home sales. The loans bear interest at the rate of prime plus 0.75% per annum and have various maturity dates.

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


Going Private Proposal

      On September 23, 2004, an affiliate of the Trust, Dover Acquisition Corp. ("Purchaser"), commenced a tender offer to purchase all outstanding shares of Dover Class A Common Stock and all outstanding shares Dover Class B Common Stock at a price of $30.50 per share in cash. The tender offer was originally scheduled to expire at 5 p.m., New York City time, on Friday, October 22, 2004.

      On October 22, 2004, Purchaser increased the purchase price to be paid in its tender offer to $31.30 per share and extended the expiration date for its tender offer to 5 p.m., New York City time on December 15, 2004. The increase in the purchase price and the accompanying extension was the result of an agreement in principle to settle certain stockholder litigation relating to the Purchaser's tender offer.

      Pursuant to the terms of the amended offer, the Purchaser will pay $31.30 per share to all tendering stockholders. The offer is now scheduled to expire at 5 p.m., New York City time, on Wednesday, December 15, 2004, unless extended. As of October 22, 2004, approximately 352,973 shares of Dover Class A Common Stock had been tendered to the Purchaser at the original price of $30.50 per share, consisting of 352,884 shares tendered and 89 shares in respect of which the Purchaser has received notices of guaranteed delivery. As of October 22, 2004, approximately 30,964 shares of Dover Class B Common Stock had been tendered to the Purchaser at the original price of $30.50 per share, consisting of 30,964 shares tendered and zero shares in respect of which the Purchaser has received notices of guaranteed delivery.

      The agreement in principle relates to a lawsuit (Chiarenza v. Dover Investments Corporation) brought by a stockholder of Dover, individually and as a class action on behalf of all stockholders, against Dover, the Trust, the Purchaser and each member of Dover's Board of Directors in response to the Trust's January 2004 proposal to take Dover private and in response to the Purchaser's tender offer. On October 22, 2004, the parties to the lawsuit entered into a memorandum of understanding relating to the settlement of the pending litigation. The proposed settlement is subject to the conditions set forth in the memorandum of understanding and must be approved by the court. Completion of the tender offer and the proposed transaction are conditioned on court approval, and dismissal with prejudice, of this litigation. The defendants deny any wrongdoing whatsoever, but agreed to the memorandum of understanding to eliminate the burden and expense of further litigation. The proposed settlement does not affect a second lawsuit (Raider v. Weissberg) which remains pending.


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

      The Company has received a proposal from The Lawrence Weissberg Revocable Living Trust, the Company's majority stockholder (the "Trust"), to take the Company private in a transaction in which all stockholders of the Company (other than the Trust and others who join the Trust in taking the Company private) would receive $30.50 in cash for each share of the Company that they own. A special committee of independent directors has been granted the full authority of the Board of Directors of the Company to evaluate the Trust's proposal.
The special committee has engaged its own financial advisor and legal counsel in connection with the proposal, and is currently evaluating the proposal. Following the January 27, 2004 initial announcement of the proposal, two putative class action lawsuits were filed by stockholders of the Company against the Company, the members of the Board of Directors and the Trust in the Delaware Court of Chancery. The complaint in both Chiarenza v. Dover Investments Corporation et al (the "Chiarenza Litigation") and Raider v. Frederick M. Weissberg et. al, which are purported to be brought on behalf of all of the stockholders of the Company excluding the defendants and their affiliates, generally allege
(i) breaches of fiduciary duty by the defendants, and (ii) that the defendants, in connection with the Trust's proposal, are pursuing a course of conduct designed to eliminate the public stockholders of the Company in violation of the laws of the State of Delaware. The complaints seek to enjoin the proposal or, in the alternative, damages in an unspecified amount and rescission in the event that the proposal is consummated.
The defendants believe that the allegations of the complaints are without merit and intend to vigorously defend themselves against these lawsuits.

      On October 8, 2004, the plaintiff in the Chiarenza Litigation filed an amended complaint and a motion for summary judgment in the Delaware Court of Chancery. The amended complaint alleges, among other things, a breach of fiduciary duty by the Trust for (a) failing to take any steps to establish entire fairness in either process or price in the Offer or the Merger (collectively, the "Squeeze-Out Transaction"), (b) failing to take steps to protect Dover's public stockholders from its domination and control, and (c) failing to instruct its purported nominees on the Dover Board of Directors to affirmatively empower a truly independent Special Committee to negotiate with the Trust or implement defensive measures designed to stop the Trust from achieving the Squeeze-Out Transaction on terms that are not fair to Dover's public stockholders. The amended complaint also alleges that the individual defendants breached their fiduciary duties by, among other things, (a) failing to take such defensive measures or to negotiate with the Trust, (b) remaining neutral in the face of advice from Houlihan that the Trust's offering price is purportedly unfair, and (c) acting as the agent of the Trust throughout the entire course of the Trust's proposals. The amended complaint, among other things, seeks (a) a permanent injunction of the Squeeze-Out Transaction and, (b) in the event the Merger is completed prior to the entry of the court's judgment, rescission or an award of damages to the plaintiff and the class. The amended complaint further alleges that
(a) the structure of the Squeeze-Out Transaction is inequitably coercive, (b) any appraisal remedy available in the Merger would be ineffective and unreasonably expensive for stockholders such as the plaintiff, and (c) the fair value of the Dover
Common Stock is materially greater than the consideration the Trust unilaterally has determined to pay.

      On October 22, 2004, the Trust, the Purchaser and the other defendants in the Chiarenza Litigation entered into a memorandum of understanding with the plaintiff in such action to settle the pending Chiarenza Litigation (the "Memorandum of Understanding"). Under the terms of the Memorandum of Understanding, the Purchaser has stated its intention to agree to an offer price of no less than $31.30 per Share and to pay and not object to an award of attorneys' fees and costs to counsel to the putative plaintiff class in an amount not to exceed $225,000. Under the terms of the Memorandum of Understanding, the Chiarenza Litigation plaintiffs have stated an intention to have the pending Chiarenza Litigation settled and dismissed as to the plaintiff and the putative plaintiff class. The Trust and the Purchaser continue to deny all of the allegations of wrongdoing contained in the original complaint and in the First Amended Complaint filed in the Chiarenza Litigation. In addition, the proposed settlement is not, and should not be construed as, an admission of wrongdoing or liability of any defendant. The proposed settlement is subject to, among other things, the approval of the Delaware Court of Chancery.



ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS

		None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

		(a)	 Exhibits

            31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002.
		31.2	 Certification of Principal Financial Officer
                   pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002.
            32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002.
		32.2	 Certification of Principal Financial Officer
                   pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002.









































				SIGNATURES


	Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             		        DOVER INVESTMENTS CORPORATION

Date: November 10, 2004         By: /s/Frederick M. Weissberg
                                       Frederick M. Weissberg
                                       Chairman of the Board
                                       and President

					  By: /s/Erika Kleczek
                                       Erika Kleczek
                                       Principal Financial
                                       Officer





































                             EXHIBIT INDEX


Exhibit Number	Description

      31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.
	31.2		Certification of Principal Financial Officer
                  pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.
      32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.
	32.2		Certification of Principal Financial Officer
                  pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.